Form 10-K
period 2018-12-31
Pivotal Acquisition Corp
filed 2019-04-01
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2018

Commission File Number 001-38789

PIVOTAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1898603
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o Graubard Miller The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	10174
(Address of principal executive offices)	(zip code)

(212) 818-8800

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	New York Stock Exchange
Class A common stock, par value $0.0001 per share	New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of April 1, 2019, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated January 31, 2019, as filed with the Securities and Exchange Commission on February 1, 2019, pursuant to Rule 424(b)(3) (SEC File No. 333-229027) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

PIVOTAL ACQUISITION CORP.

FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Pivotal Acquisition Corp.

We are a Delaware corporation incorporated on August 2, 2018 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the following segments: logistics technology and “last mile” delivery services, business technology services, on-line cyber security and off-line physical security services, media and entertainment services and franchise businesses.

In August 2018, we issued to Pivotal Acquisition Holdings LLC, our sponsor, an aggregate of 5,750,000 shares of Class B common stock (“founder shares”) in exchange for a capital contribution of $25,000, or approximately $0.004 per share. Our sponsor transferred 50,000 founder shares to each of our independent directors in December 2018 and transferred 100,000 founder shares to our chief financial officer in December 2018, in each case at the same per-share purchase price paid by our sponsor.

On February 4, 2019, we consummated our initial public offering (“IPO”) of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one share of Class A common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 6,350,000 warrants (“Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,350,000. The Private Warrants were purchased by our sponsor. The Private Warrants are identical to the Warrants included in the units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Warrants has agreed not to transfer, assign, or sell any of the Private Warrants or Class A Common Stock underlying the Private Warrants (except to certain permitted transferees) until 30 days after the completion of our initial business combination.

Transaction costs amounted to $13,203,283 as of March 8, 2019, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $553,283 of other costs. In addition, as of March 22, 2019, $1,058,539 of IPO proceeds was held as cash outside of the trust account established in connection with the IPO and is available for working capital purposes.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated January 31, 2019, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 31, 2019, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain our principal executive offices at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174. This space is being provided to us at no cost by Graubard Miller, our general counsel. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols PVT.U, PVT and PVT WS, respectively.

Holders

As of April 1, 2019, there were one holder of record of our units, one holder of record of our Class A common stock, 5 holders of our Class B common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In August 2018, we issued to Pivotal Acquisition Holdings LLC, our sponsor, an aggregate of 5,750,000 shares of Class B common stock in exchange for a capital contribution of $25,000, or approximately $0.004 per share. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On February 4, 2019, we consummated our IPO of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one share of Class A common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. Cantor Fitzgerald & Co. acted as the sole book-running manager and BTIG, LLC acted as lead manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229027) which became effective under Section 8(a) of the Securities Act on January 31, 2019.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 6,350,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $6,350,000. The Private Warrants were purchased by our sponsor. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Warrants are identical to the Warrants included in the units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Warrants has agreed not to transfer, assign, or sell any of the Private Warrants or Class A Common Stock underlying the Private Warrants (except to certain permitted transferees) until 30 days after the completion of our initial business combination..

Transaction costs amounted to $13,203,283 as of March 8, 2019, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $553,283 of other costs. In addition, as of March 22, 2019, $1,058,539 of net IPO proceeds was held as cash outside of the trust account established in connection with the IPO and is available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on August 2, 2018 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception through December 31, 2018 was to prepare for our IPO, which was consummated on February 4, 2019.

Results of Operations

Our only activities from August 2, 2018 (inception) through December 31, 2018 were organizational activities and those necessary to consummate the IPO, described below. Following the IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 2, 2018 (inception) through December 31, 2018, we had a net loss of $1,127, which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $19,168. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the founder shares and unsecured loans from our sponsor.

On February 4, 2019, we consummated our IPO of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 6,350,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $6,350,000. The Private Warrants were purchased by our sponsor.

Following the IPO, a total of $230,000,000 was placed in the trust account. Transaction costs amounted to $13,203,283 as of March 8, 2019, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $553,283 of other costs. In addition, as of March 22, 2019, $1,058,539 of IPO proceeds was held as cash outside of the trust account established in connection with the IPO and is available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Warrants, at a price of $1.00 per Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Jonathan J. Ledecky	60	Chairman of the Board and Chief Executive Officer
James H.R. Brady	54	Chief Financial Officer
Kevin Griffin	42	Director
Evan B. Morgan	34	Director
Efrat Epstein	35	Director
Katrina Adams	50	Director

Jonathan J. Ledecky has served as our Chairman and Chief Executive Officer since our inception. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. Mr. Ledecky has also served as President and a director of Newtown Lane Holdings, Incorporated, a blank check company, since October 2015. Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic Foundation and the U.S. Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

We believe Mr. Ledecky is well-qualified to serve as a member of the board due to his public company experience, including with other similarly structured blank check companies, business leadership, operational experience and contacts.

James H.R. Brady has served as our Chief Financial Officer since September 2018. Since 2014, Mr. Brady has been the Chief Executive Officer of Brady Enterprises, an advisory firm Mr. Brady founded that provides financial, legal and strategic services to growth companies. From 2013 to 2014, Mr. Brady was the Chief Financial Officer and General Counsel of Sweetgreen, a high-growth healthy, fast casual restaurant chain. From 2011 to 2013, Mr. Brady was Executive Vice President – Finance and Legal for Audax Health Solutions, a digital health/social media company. From 2009 to 2011, he was Executive Counsel of ODIN Technologies, a RFID software company. From 2007 to 2008, he was Chief Financial Officer and General Counsel of VCampus Corporation, a company engaged in the learning/education industry. Mr. Brady previously served as a corporate and securities attorney with the firms of Hogan & Hartson and Hunton & Williams. Mr. Brady received a BA from the College of William and Mary, a JD from the George Washington National Law Center and a MBA from Darden Graduate School of Business at the University of Virginia.

Kevin Griffin has served as a member of our board of directors since September 2018. Mr. Griffin has been designated as a director by Pivotal Spac Funding LLC, a managing member of our sponsor, pursuant to our amended and restated certificate of incorporation. During Mr. Griffin’s 20-year career, Mr. Griffin has originated and invested over $4 billion across the capital structure of middle market businesses and has also sat on numerous boards of directors. Mr. Griffin founded MGG Investment Group in October 2014 and has served as its Chief Executive Officer and Chief Investment Officer since such time. Prior to launching MGG Investment Group, Mr. Griffin was a Managing Director with Highbridge Principal Strategies from January 2010 to June 2014, where he was a senior member of the Specialty Lending Platform and a Member of the Highbridge Credit Committee. Prior to this, Mr. Griffin was the Head of Private Investing for Octavian Funds, a hedge fund focused on global investing across debt and equity structures, from 2007 to 2009. From 2003 to 2007, Mr. Griffin was part of Fortress Investment Group in charge of originating and underwriting investment opportunities for the Drawbridge Special Opportunities Fund. Prior to Fortress, Mr. Griffin was an investor with one of the first publicly traded business development companies, American Capital, where he was involved in numerous equity buyout and subordinated debt investments. Mr. Griffin began his career with Houlihan Lokey Howard & Zukin’s Investment Banking Division, focusing primarily on distressed M&A and financial restructurings. The M&A Advisor in May 2015 named Mr. Griffin a winner of its 40 Under 40 Emerging Leaders Award. The Hedge Fund Journal, in association with Ernst & Young, in December 2016 named Mr. Griffin one of 50 “Tomorrow’s Titans”. Mr. Griffin received a BSBA in Finance from Georgetown University.

We believe Mr. Griffin is well-qualified to serve as a member of the board due to his business and operational experience and contacts.

Evan B. Morgan has served as a member of our board of directors since December 2018. Since July 2016, Mr. Morgan has served as Manager of The Radcliff Companies (“Radcliff”), a New York-based private investment partnership. Radcliff invests across the capital structure seeking long-term compounding at high rates of return primarily in privately held consumer and services businesses. From 2011 until he joined Radcliff in 2016, Mr. Morgan was a Partner at Revolution Growth, a Washington D.C. based private equity firm which invests in and actively helps build disruptive, innovative, and significant new consumer companies. From 2009 to 2011, Mr. Morgan was with the Carlyle Group, a global alternative asset manager based in Washington, D.C. Mr. Morgan is a member of the board of directors of KLDiscovery, JetLinx Global and SportRadar US. Mr. Morgan received a B.A. from the University of Pennsylvania.

We believe Mr. Morgan is well-qualified to serve as a member of the board due to his business experience and contacts.

Efrat Epstein has served as a member of our board of directors since December 2018. Ms. Epstein has held leadership positions across media, tech and financial services. Since November 2016, Ms. Epstein has been the Managing Partner of Sound Ventures, an LA-based venture capital fund founded by Ashton Kutcher and Guy Oseary. In this role, Ms. Epstein leads investing, strategy and the day-to-day management of the fund. From January 2016 to November 2016, Ms. Epstein led Global Strategy at Marsh, a multi-billion dollar division of financial services firm Marsh & McLennan (NYSE: MMC). From October 2013 to January 2016, Ms. Epstein was Senior Vice President of Planning and Head of Investor Relations at iHeartMedia, a global entertainment company, and from May 2011 to September 2013, she was Head of Business Development and Strategy at CLEAR, a privately held technology company. Earlier in her career, Ms. Epstein was part of Merrill Lynch’s Global Energy and Power Investment Banking group as well as the Global Strategy team at NYSE Euronext. Ms. Epstein received a BA from the University of Texas in Austin and an MBA from Harvard Business School.

We believe Ms. Epstein is well-qualified to serve as a member of the board due to her work experience and contacts.

Katrina Adams has served as a member of our board of directors since December 2018. Ms. Adams has served as the Immediate Past President of the United States Tennis Association since January 2019. She was Chairman of the Board and President of the United States Tennis Association from January 2015 to January 1, 2019. She also served as Chairman of the US Open during this time. Ms. Adams is the first African-American, first former professional tennis player and youngest person to serve as President in the organization’s 135-year history. She is also the first individual to serve a second two-year term as Chairman of the Board and President. In 2015, Ms. Adams was elected Vice President of the International Tennis Federation and in 2016, she was appointed Chairman of the Fed Cup Committee, which governs the Fed Cup, the largest annual international team competition in women’s sport. She also serves on the board of directors for the International Tennis Hall of Fame. An accomplished tennis professional, Ms. Adams played for 12 years on the Women’s Tennis Association tour, where she ranked as high as No. 67 in the world in singles and No. 8 in doubles, winning 20 career doubles titles and reaching the quarterfinals or better in doubles at all four Grand Slam events.

While an active pro, Ms. Adams served on the board of directors of the Women’s Tennis Association as a player representative for four one-year terms and on the Women’s Tennis Association’s Players Association for five two-year terms. After leaving the tour, Ms. Adams was a USTA National Tennis Coach from 1999 to 2002. She also joined the USTA’s Board of Directors in 2005, serving as a Director at Large and as the association’s Vice President and First Vice President before assuming the presidency. She was named the Intercollegiate Tennis Association (ITA) Rookie of the Year in 1986 and an NCAA All-American in 1986 and 1987. She also became the first African-American to win the NCAA doubles title in 1987. Among her many accolades, Ms. Adams was honored with the WTA’s Player Service Award in 1989, 1996 and 1997, and she received the WTA Althea Gibson Award in 2003. In addition, she was inducted into the Northwestern Hall of Fame in 1998, the USTA Midwest Section Hall of Fame in 2005, the Chicago District Tennis Hall of Fame in 2008, the Black Tennis Hall of Fame in 2012, the ITA Women’s Tennis Hall of Fame in 2014 and the USTA Eastern Section Tennis Hall of Fame in 2015. She was also named one of the “25 Influential Black Women in Business” by The Network Journal and as one of Sports Business Daily’s “Game Changers” in 2015. In 2016, she was inducted into the Boys & Girls Clubs of America Alumni Hall of Fame. In addition to her duties with the USTA, Ms. Adams is a contributor on CBS Sports Network’s first all-female sports show, “We Need to Talk.” She also serves as a television analyst for Tennis Channel and as a contributor to Tennis magazine and tennis.com, providing instructional articles and videos. Moreover, since 2005, Ms. Adams has served as the Executive Director of the Harlem Junior Tennis and Education Program, a National Junior Tennis & Learning network (NJTL) chapter based in New York City. Ms. Adams attended Northwestern University, majoring in communications, before deciding to leave school and focus on her professional tennis career.

We believe Ms. Adams is well-qualified to serve as a member of the board due to her experience and contacts.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Katrina Adams, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Evan Morgan and Efrat Epstein, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jonathan J. Ledecky and Kevin Griffin, will expire at our third annual meeting of stockholders.

Director Independence

Our board has determined that each of Katrina Adams, Evan Morgan and Efrat Epstein is an “independent director” under the the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective January 31, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Katrina Adams, Evan Morgan and Efrat Epstein, each of whom is an independent director under the NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE’s listing standards. In addition, we must certify to the NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Mr. Morgan and Ms. Adams qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective January 31, 2019, we established a nominating committee of the board of directors, which consists of Katrina Adams, Evan Morgan and Efrat Epstein, each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective January 31, 2019, we established a compensation committee of the board of directors, which consists of Katrina Adams, Evan Morgan and Efrat Epstein, each of whom is an independent director under the NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective January 31, 2019, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our officers, directors, shareholders or their affiliates for assisting us in consummating our initial business combination. They will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Placement Warrants as these warrants are not exercisable within 60 days of the date hereof.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Shares
AQR Capital Management Holdings, LLC (2)	1,800,000	6.3%
RP Investment Advisors LP(3)	1,500,000	5.2%
Jonathan J. Ledecky(4)(5)	5,500,000	19.1%
Kevin Griffin(4)(5)	5,500,000	19.1%
Evan Morrgan(4)	50,000	*
Efrat Epstein(4)	50,000	*
Katrina Adams(4)	50,000	*
James H.R. Brady(4)	100,000	*
All executive officers and directors as a group (six individuals)	5,750,000	20.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Graubard Miller, The Chysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174.
(2)	AQR Capital Management, LLC, Two Greenwich Plaza, Greenwich, CT 06830
(3)	RP Investment Advisors LP, 39 Hazelton Avenue, Toronto, Ontario, Canada M5R 2E3.
(4)

Represents shares of Class A common stock that may be issued upon conversion of a like number of shares of Class B common stock held by each individual. Such shares of Class B common stock will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(5)

Represents shares held by our sponsor, Pivotal Acquisition Holdings LLC, of which each of Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky, and Pivotal Spac Funding LLC, and affiliate of Mr. Griffin, is a managing member.

The founder shares, Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial stockholders and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property and (ii) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the State of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Our sponsor and Messrs. Ledecky and Griffin are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated January 31, 2019, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2018, fees for our independent registered public accounting firm are $35,000 for the services they performed in connection with our IPO and the audit of our December 31, 2018 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal period ended December 31, 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until January 31, 2019, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Description

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement*

10.6	Forward Purchase Contract.*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-229027).

Item 16. FORM 10-K SUMMARY

None.

Pivotal Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pivotal Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pivotal Acquisition Corp. (the “Company”) as of December 31, 2018 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 2, 2018 (inception) through December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from August 2, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

April 1, 2019

Pivotal Acquisition Corp.

Balance sheet

December 31, 2018

ASSETS
Current asset—cash	$19,168
Deferred offering costs	133,174

Total Assets	152,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$969
Accrued offering costs	2,500
Promissory note—related party	125,000

Total Current Liabilities	128,469

Commitments
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 75,000,000 shares authorized; none issued and outstanding	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	24,425
Accumulated deficit	(1,127)

Total Stockholders’ Equity	23,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,342

The accompanying notes are an integral part of these financial statements.

Pivotal Acquisition Corp.

Statement of operations

For the period from August 2, 2018 (inception) to December 31, 2018

Formation and operating costs	$1,127

Net Loss	$(1,127)

Weighted average shares outstanding, basic and diluted(1)	5,000,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of these financial statements.

Pivotal Acquisition Corp.

Statement of changes in stockholder’s equity

			Additional		Total
	Common stock(1)		paid-in	Accumulated	stockholder’s
	Shares	Amount	capital	deficit	equity
Balance—August 2, 2018 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,127)	(1,127)

Balance—December 31, 2018	5,750,000	$575	$24,425	$(1,127)	$23,873

The accompanying notes are an integral part of these financial statements.

Pivotal Acquisition Corp.

Statement of cash flows

For the period from August 2, 2018 (inception) to December 31, 2018

Cash Flows from Operating Activities:
Net loss	$(1,127)
Changes in operating assets and liabilities:
Accounts payable	969

Net cash used in operating activities	(158)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from promissory note—related party	125,000
Payment of offering costs	(130,674)

Net cash provided by financing activities	19,326

Net Change in Cash	19,168
Cash—Beginning

Cash—Ending	$19,168

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$2,500

The accompanying notes are an integral part of these financial statements.

Pivotal Acquisition Corp.

Notes to financial statements

Note 1 – Description of Organization and Business Operations

Pivotal Acquisition Corp. (the “Company”) was incorporated in Delaware on August 2, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2018, the Company had not commenced any operations. All activity through December 31, 2018 relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering”), which is described below.

The registration statement for the Company’s Initial Public Offering became effective under Section 8(a) of the Securities Act of 1933, as amended (“Securities Act”), on January 31, 2019. On February 4, 2019, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), including 3,000,000 Units subject to the underwriters’ over-allotment option, generating total gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,350,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Pivotal Acquisition Holdings LLC (the “Sponsor”), generating total gross proceeds of $6,350,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 4, 2019, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $13,203,283 as of March 8, 2019, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $553,283 of other costs. In addition, as of March 22, 2019, $1,058,539 of IPO proceeds was held as cash outside of the Trust Account and is available for working capital purposes as of March 22, 2019.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts previously disbursed to management for tax obligations and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) have agreed to vote such Founder Shares and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until August 4, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive their right to any distribution from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of the Founder Shares acquires Public Shares after the Initial Public Offering, such

Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party (including target businesses) who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of balance sheet in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 4, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company did not have any deferred tax assets or liabilities at December 31, 2018 and the provision for income taxes was deemed to be immaterial at December 31, 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit, including 3,000,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,350,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,350,000. Each Private Placement Warrant is identical to the Public Warrants except that they are non-redeemable and exercisable on a cashless basis as long as they are held by the Sponsor or its permitted transferees. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On August 2, 2018, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The 5,750,000 Founder Shares included an aggregate of 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments, as described in Note 7. The Sponsor subsequently transferred certain Founder Shares to the officers and directors of the Company. In connection with the full exercise of the underwriters’ over-allotment option at the closing of the Initial Public Offering, the 750,000 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On August 24, 2018, an affiliate of the Sponsor loaned the Company an aggregate of $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2019, the date on which the Initial Public Offering was completed or the date on which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on February 4, 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on January 31, 2019, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), and securities that may be issued upon conversion of Working Capital Loans or pursuant to the Forward Purchase Agreement (described below) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $4,600,000 after completion of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Forward purchase agreement

On February 4, 2019, a managing member of the Sponsor entered into a forward purchase contract with the Company to purchase, in a private placement to occur concurrently with the consummation of the Company’s initial Business Combination, up to $150,000,000 of the Company’s securities. The type and amount of securities to be purchased by the managing member of the Sponsor will be determined by the Company and the managing member of the Sponsor at the time the Company enters into the definitive agreement for the proposed Business Combination. This agreement would be independent of the percentage of stockholders electing to convert their public shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The agreement is also conditioned on the Company’s board of directors, including an affiliate of the managing member of the Sponsor, having unanimously approved the proposed initial Business Combination. Accordingly, the managing member of the Sponsor may not agree to purchase any securities, in which case the Company may need to arrange alternate financing to complete the Business Combination.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2018, no shares of Class A common stock were issued or outstanding.    Upon the Company’s IPO, 23,000,000 Units, each consisting of a share of Class A common stock and a redeemable warrant for Class A common stock, were issued.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2018, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the private placement units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Warrants —The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business

Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60thbusiness day after the closing of a Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption; and

•

if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders.

•	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Subsequent Events

On February 4, 2019, the Company completed its Initial Public Offering, discussed in Note 1.

On February 5, 2019, the Company utilized $229,999,834 of cash in the Trust Account to purchase U.S. Government Treasury Bills, due March 5, 2019. Upon maturity of such Treasury Bills, on March 5, 2019, the Company utilized $230,399,020 of cash in the Trust Account to purchase U.S. Government Treasury Bills, due April 2, 2019.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2019.

PIVOTAL ACQUISITION CORP.

By:	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan J. Ledecky Jonathan J. Ledecky	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ James Brady James Brady	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019

/s/ Kevin Griffin Kevin Griffin	Director	April 1, 2019

/s/ Katrina Adams Katrina Adams	Director	April 1, 2019

/s/ Efrat Epstein Efrat Epstein	Director	April 1, 2019

/s/ Evan Morgan Evan Morgan	Director	April 1, 2019