Form 10-Q
period 2019-03-31
Pivotal Acquisition Corp
filed 2019-05-15
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38789

PIVOTAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1898603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 11th Floor

New York, New York 10174

(Address of principal executive offices)

(212) 818-8800

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	PVT.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	PVT	New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	PVT WS	New York Stock Exchange

As of May 14, 2019, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PIVOTAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION

Pivotal Acquisition Corp.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,048,539	$19,168
Prepaid expenses and other current assets	112,863	—
Deferred offering costs	—	133,174

Total Current Assets	1,161,402	152,342
Marketable securities held in Trust Account	230,806,004	—

Total Assets	$231,967,406	$152,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$81,481	$969
Income taxes payable	118,901	—
Accrued offering costs	—	2,500
Promissory note – related party	—	125,000

Total Current Liabilities	200,382	128,469
Deferred tax liability	2,932	—
Deferred underwriting fee	8,050,000	—

Total Liabilities	8,253,314	128,469

Commitments
Class A Common Stock, subject to possible redemption, 21,810,992 and no shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	218,714,087	—
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 75,000,000 shares authorized; 1,189,008 and 0 shares issued and outstanding (excluding 21,810,992 and no shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	119	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	575	575
Additional paid-in capital	4,543,641	24,425
Retained earnings (accumulated deficit)	455,670	(1,127)

Total Stockholders’ Equity	5,000,005	23,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,967,406	$152,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pivotal Acquisition Corp.

Condensed Statement of Operations

Three Months Ended March 31, 2019

(Unaudited)

Operating costs	$227,374

Loss from operations	(227,374)
Other income:
Interest income	792,044
Unrealized gain on marketable securities held in Trust Account	13,960

Other income, net	806,004

Income before provision for income taxes	578,630
Provision for income taxes	(121,833)

Net income	$456,797

Weighted average shares outstanding, basic and diluted (1)	6,175,950

Basic and diluted net loss per share (2)	$(0.02)

(1)	Excludes an aggregate of up to 21,810,992 shares subject to possible redemption at March 31, 2019.
(2)	Net income (loss) per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $601,384 for the three months ended March 31, 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pivotal Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	(Accumulated Deficit)/ Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	—	$—	5,750,000	$575	$24,425	$(1,127)	$23,873
Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	216,881,122	—	216,883,422
Sale of 6,350,000 Private Placement Warrants	—	—	—	—	6,350,000	—	6,350,000
Common stock subject to possible redemption	(21,810,992)	(2,181)	—	—	(218,711,906)	—	(218,714,087)
Net income	—	—	—	—	—	456,797	456,797

Balance – March 31, 2019 (unaudited)	1,189,008	$119	5,750,000	$575	$4,543,641	$455,670	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pivotal Acquisition Corp.

Condensed Statement of Cash Flows

Three Months Ended March 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$456,797
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(792,044)
Unrealized gain on marketable securities held in Trust Account	(13,960)
Deferred tax provision	2,932
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(112,863)
Accounts payable and accrued expenses	80,512
Income taxes payable	118,901

Net cash used in operating activities	(259,725)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,350,000
Repayment of promissory note – related party	(125,000)
Payment of offering costs	(335,904)

Net cash provided by financing activities	231,289,096

Net Change in Cash	1,029,371
Cash – Beginning	19,168

Cash – Ending	$1,048,539

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$8,050,000

Initial classification of common stock subject to possible redemption	$218,257,180

Change in value of common stock subject to possible redemption	$456,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Pivotal Acquisition Corp. (the “Company”) was incorporated in Delaware on August 2, 2018 as a blank check company whose objective is to acquire, through a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through March 31, 2019 relates to the Company’s formation, the Company’s initial public offering of 23,000,000 units (the “Offering”), the simultaneous sale of 6,350,000 warrants (the “Private Placement Warrants”) in a private placement to Pivotal Acquisition Holdings LLC (the “Sponsor”), an entity affiliated with the Company’s executive officers, and the Company’s search for a target business with which to complete a Business Combination.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $1,048,539 held outside of the Trust Account.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from August 2, 2018 (inception) through December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from August 2, 2018 (inception) through December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Cash and marketable securities held in Trust Account

At March 31, 2019, the assets held in the Trust Account were substantially invested in U.S. Treasury Bills.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 29,350,000 shares of Class A common stock that were sold in the Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

Three Months Ended March 31, 2019
Net income	$456,797
Less: Income attributable to common stock subject to possible redemption	(601,384)

Adjusted net loss	$(144,587)

Weighted average shares outstanding, basic and diluted	6,175,950

Basic and diluted net loss per share	$(0.02)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Public Offering

Pursuant to the Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit, including 3,000,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Note 4 — Commitments

The underwriters of the Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Offering, or $8,050,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement executed in connection with the Offering.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The Company’s stockholders prior to the Offering (the “Initial Stockholders”), the holders of the Private Placement Warrants (and underlying shares of Class A common stock) and the holders of any securities issued upon conversion of working capital loans made by the Company’s Sponsor, officers, directors or their affiliates or pursuant to the forward purchase contract, are entitled to registration rights with respect to their securities pursuant to an agreement dated as of January 31, 2019. The holders of the majority of the securities are entitled to demand that the Company register these securities at any time commencing after expiration of the transfer restrictions. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock, both with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 1,189,008 and no shares of Class A common stock issued and outstanding, respectively, excluding 21,810,992 and no shares subject to possible redemption, respectively, and 5,750,000 shares of Class B common stock issued and outstanding.

Note 6 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$230,806,004

Note 7 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Pivotal Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated in Delaware on August 2, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.

We consummated the Offering on February 4, 2019. All activity through March 31, 2019 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below) and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $456,797, which consisted of interest income on marketable securities held in the Trust Account of $792,044 and unrealized gain on marketable securities held in our Trust Account of $13,960 offset by operating costs of $227,374 and a provision for income taxes of $121,833.

Liquidity and Capital Resources

On February 4, 2019, we consummated the Offering of 23,000,000 Units, which included the full exercise by the underwriters of their option to purchase an additional 3,000,000 Units, at a price of $10.00 per Unit, generating aggregate gross proceeds of $230,000,000. Simultaneously with the closing of the Offering, we consummated the sale of 6,350,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating aggregate gross proceeds of $6,350,000.

Following the Offering and private placement, a total of $230,000,000 was placed in the Trust Account and we had $1,269,082 of cash held outside of the Trust Account, after payment of all costs related to the Offering, and available for working capital purposes. We paid $4,600,000 of underwriting fees at the closing of the Offering (an additional $8,050,000 of deferred underwriting fees may be paid upon closing of a business combination) and $466,578 of Offering costs.

For the three months ended March 31, 2019, cash used in operating activities was $259,725. Net income of $456,797 was affected by interest earned on marketable securities held in the Trust Account of $792,044, an unrealized gain on marketable securities held in our Trust Account of $13,960, a deferred tax provision of $2,932 and changes in operating assets and liabilities, which provided $86,550 of cash.

As of March 31, 2019, we had marketable securities held in the Trust Account of $230,806,004 (including approximately $792,000 of interest income) primarily consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any interest earned on the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2019, we had cash of $1,048,539 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical accounting policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In August 2018, we issued to our Sponsor an aggregate of 5,750,000 shares of Class B common stock in exchange for a capital contribution of $25,000, or approximately $0.004 per share. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On February 4, 2019, we consummated the Offering of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one share of Class A common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. Cantor Fitzgerald & Co. acted as the sole book-running manager and BTIG, LLC acted as lead manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229027) which became effective under Section 8(a) of the Securities Act on January 31, 2019.

Simultaneously with the consummation of the IPO, we consummated the private placement of 6,350,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,350,000. The Private Placement Warrants were purchased by the Sponsor. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the warrants included in the units sold in the Offering, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Placement Warrants has agreed not to transfer, assign, or sell any of the Private Placement Warrants or Class A common stock underlying the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination.

Transaction costs amounted to $13,116,578, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $466,578 of other costs. In addition, as of March 31, 2019, $1,048,539 of net Offering proceeds is held as cash outside of the Trust Account and is available for working capital purposes.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL ACQUISITION CORP.

Date: May 15, 2019	By:	/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James H.R. Brady
	Name:	James H.R. Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)