Form 10-Q
period 2019-06-30
Pivotal Acquisition Corp
filed 2019-08-14
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 14, 2019, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PIVOTAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION

Pivotal Acquisition Corp.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$558,060	$19,168
Prepaid expenses and other current assets	199,137	—

Total Current Assets	757,197	19,168
Deferred offering costs	—	133,174
Marketable securities held in Trust Account	232,153,694	—

Total Assets	$232,910,891	$152,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$192,329	$969
Income taxes payable	355,135	—
Accrued offering costs	—	2,500
Promissory note – related party	—	125,000

Total Current Liabilities	547,464	128,469
Deferred tax liability	3,288	—
Deferred underwriting fee	8,050,000	—

Total Liabilities	8,600,752	128,469

Commitments
Class A Common Stock, subject to possible redemption, 21,770,239 and no shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	219,310,130	—

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 75,000,000 shares authorized; 1,229,761 and no shares issued and outstanding (excluding 21,770,239 and no shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	123	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	575	575
Additional paid-in capital	3,947,594	24,425
Retained earnings (accumulated deficit)	1,051,717	(1,127)

Total Stockholders’ Equity	5,000,009	23,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,910,891	$152,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pivotal Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating costs	$515,053	$742,427

Loss from operations	(515,053)	(742,427)
Other income:
Interest income	1,345,991	2,138,035
Unrealized gain on marketable securities held in Trust Account	1,699	15,659

Other income	1,347,690	2,153,694

Income before provision for income taxes	832,637	1,411,267
Provision for income taxes	(236,590)	(358,423)

Net income	$596,047	$1,052,844

Weighted average shares outstanding, basic and diluted (1)	6,939,008	6,559,587

Basic and diluted net loss per share (2)	$(0.06)	$(0.08)

(1)	Excludes an aggregate of 21,770,239 shares subject to possible redemption.
(2)

Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $1,004,331 and $1,604,574 for the three and six months ended June 30, 2019 (see Note 2).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pivotal Acquisition Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	5,750,000	$575	$24,425	$(1,127)	$23,873
Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	216,881,122	—	216,883,422
Sale of 6,350,000 Private Placement Warrants	—	—	—	—	6,350,000	—	6,350,000
Common stock subject to possible redemption	(21,810,992)	(2,181)	—	—	(218,711,906)	—	(218,714,087)
Net income	—	—	—	—	—	456,797	456,797

Balance – March 31, 2019	1,189,008	119	5,750,000	575	4,543,641	455,670	5,000,005
Change in value of common stock subject to possible redemption	40,753	4	—	—	(596,047)	—	(596,043)
Net income	—	—	—	—	—	596,047	596,047

Balance – June 30, 2019	1,229,761	$123	5,750,000	$575	$3,947,594	$1,051,717	$5,000,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pivotal Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,052,844
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,138,035)
Unrealized gain on marketable securities held in Trust Account	(15,659)
Deferred tax provision	3,288
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(199,137)
Accounts payable and accrued expenses	191,360
Income taxes payable	355,135

Net cash used in operating activities	(750,204)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,350,000
Repayment of promissory note – related party	(125,000)
Payment of offering costs	(335,904)

Net cash provided by financing activities	231,289,096

Net Change in Cash	538,892
Cash – Beginning	19,168

Cash – Ending	$558,060

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$8,050,000

Initial classification of common stock subject to possible redemption	$218,257,180

Change in value of common stock subject to possible redemption	$1,052,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, the Company’s initial public offering of 23,000,000 units (the “Offering”), the simultaneous sale of 6,350,000 warrants (the “Private Placement Warrants”) in a private placement to Pivotal Acquisition Holdings LLC (the “Sponsor”), an entity affiliated with the Company’s executive officers, the Company’s search for a target business with which to complete a Business Combination and the proposed acquisition of LD Topco, Inc. (“LD”), as more fully described in Note 6.

The Company has one subsidiary, Pivotal Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on May 17, 2019 (“Merger Sub”), which was formed solely to effectuate the Merger described in Note 6.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, the Company had $558,060 held outside of the Trust Account.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from August 2, 2018 (inception) through December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from August 2, 2018 (inception) through December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Cash and marketable securities held in Trust Account

At June 30, 2019, the assets held in the Trust Account were substantially invested in U.S. Treasury Bills.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 29,350,000 shares of Class A common stock that were sold in the Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net income	$596,047	$1,052,844
Less: Income attributable to common stock subject to possible redemption	(1,004,331)	(1,604,574)

Adjusted net loss	$(408,284)	$(551,730)

Weighted average shares outstanding, basic and diluted	6,939,008	6,559,587

Basic and diluted net loss per common share	$(0.06)	$(0.08)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

On February 4, 2019, a managing member of the Sponsor entered into a forward purchase contract with the Company to purchase, in a private placement to occur concurrently with the consummation of the Company’s initial Business Combination, up to $150,000,000 of the Company’s securities subject to certain conditions. In connection with the signing of the Merger Agreement (defined below), the managing member of the Sponsor indicated that up to $50,000,000 of the commitment could be utilized in connection with the Merger (defined below) if necessary to satisfy the minimum cash requirement under the Merger Agreement. However, there is currently no binding commitment or agreement to purchase any securities and the amount, type and number of securities to be purchased by the managing member of the Sponsor, if any, will not be known until a later date. Accordingly, the managing member of the Sponsor may not agree to purchase any securities, in which case the Company may need to arrange alternate financing to complete the Business Combination.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock, both with a par value of $0.0001 per share. As of June 30, 2019 and December 31, 2018, there were 1,229,761 and no shares of Class A common stock issued and outstanding, respectively, excluding 21,770,239 and no shares subject to possible redemption, respectively, and 5,750,000 shares of Class B common stock issued and outstanding.

Note 6 — Merger Agreement

On May 20, 2019, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, Merger Sub, LD and Carlyle Equity Opportunity GP, L.P. (solely as representative of the stockholders of LD).

Pursuant to the Merger Agreement, Merger Sub will merge with and into LD, with LD surviving the merger (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, LD will become a wholly-owned subsidiary of the Company, with the stockholders of LD becoming securityholders of the Company. In connection with the Merger Agreement, the stockholders of LD will receive an aggregate of 34,800,000 shares of the Company’s common stock. The stockholders of LD will also have the right to receive up to 2,200,000 shares of the Company’s common stock if the reported closing sale price of the Company’s common stock exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Transactions.

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Note 7 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$232,153,694

Note 8 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Pivotal Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated in Delaware on August 2, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.

We consummated the Offering on February 4, 2019. All activity through June 30, 2019 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below) and our search for a target business with which to complete an initial business combination.

Recent Developments

On May 20, 2019, we entered into the Merger Agreement by and among the Company, Merger Sub, LD and Carlyle Equity Opportunity GP, L.P. See Note 6 in Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

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

For the three months ended June 30, 2019, we had net income of $596,047, which consisted of interest income on marketable securities held in the Trust Account of $1,345,991 and an unrealized gain on marketable securities held in our Trust Account of $1,699, offset by operating costs of $515,053 and a provision for income taxes of $236,590.

For the six months ended June 30, 2019, we had net income of $1,052,844, which consisted of interest income on marketable securities held in the Trust Account of $2,138,035 and an unrealized gain on marketable securities held in our Trust Account of $15,569 offset by operating costs of $742,427 and a provision for income taxes of $358,423.

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

For the six months ended June 30, 2019, cash used in operating activities was $750,204. Net income of $1,052,844 was affected by interest earned on marketable securities held in the Trust Account of $2,138,035, an unrealized gain on marketable securities held in our Trust Account of $15,659, a deferred tax provision of $3,288 and changes in operating assets and liabilities, which provided $347,358 of cash.

As of June 30, 2019, we had marketable securities held in the Trust Account of $232,153,694 (including approximately $2,138,000 of interest income) primarily consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any interest earned on the Trust Account.

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

As of June 30, 2019, we had cash of $558,060 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Simultaneously with the consummation of the IPO, we consummated the private placement of 6,350,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,350,000. The Private Placement Warrants were purchased by the Sponsor. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the warrants included in the units sold in the Offering, except that the Private Placement Warrants are non-

redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Placement Warrants has agreed not to transfer, assign, or sell any of the Private Placement Warrants or Class A common stock underlying the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination.

Transaction costs amounted to $13,116,578, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $466,578 of other costs. In addition, as of June 30, 2019, $558,060 of net Offering proceeds is held as cash outside of the Trust Account and is available for working capital purposes.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of May 20, 2019, by and among Pivotal Acquisition Corp., Pivotal Merger Sub Corp., LD Topco, Inc. and Carlyle Equity Opportunity GP, L.P. (solely as representative of the stockholders of LD Topco, Inc.) *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 2.1 in Pivotal Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 21, 2019.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL ACQUISITION CORP.

Date: August 14, 2019	By:	/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James H.R. Brady
	Name:	James H.R. Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)