Form 10-Q
period 2019-09-30
Pivotal Acquisition Corp
filed 2019-11-14
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 14, 2019, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PIVOTAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION

Pivotal Acquisition Corp.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$477,134	$19,168
Prepaid expenses and other current assets	118,884	—

Total Current Assets	596,018	19,168
Deferred offering costs	—	133,174
Marketable securities held in Trust Account	233,279,783	—

Total Assets	$233,875,801	$152,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$305,845	$969
Income taxes payable	555,319	—
Accrued offering costs	—	2,500
Promissory note – related party	—	125,000

Total Current Liabilities	861,164	128,469
Deferred underwriting fee	8,050,000	—

Total Liabilities	8,911,164	128,469

Commitments
Class A Common Stock, subject to possible redemption, 21,752,975 and no shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	219,964,630	—
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 75,000,000 shares authorized; 1,247,025 and no shares issued and outstanding (excluding 21,752,975 and no shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	125	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	575	575
Additional paid-in capital	3,293,092	24,425
Retained earnings (accumulated deficit)	1,706,215	(1,127)

Total Stockholders’ Equity	5,000,007	23,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,875,801	$152,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pivotal Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	For the Period from August 2, 2018 (Inception) Through September 30, 2018
Operating costs	$274,695	$1,017,122	$993

Loss from operations	(274,695)	(1,017,122)	(993)
Other income:
Interest income	1,141,748	3,279,783	—
Unrealized loss on marketable securities held in Trust Account	(15,659)	—	—

Other income, net	1,126,089	3,279,783	—

Income (loss) before provision for income taxes	851,394	2,262,661	(993)
Provision for income taxes	(196,896)	(555,319)	—

Net income (loss)	$654,498	$1,707,342	$(993)

Weighted average shares outstanding, basic and diluted (1)	6,979,761	6,701,184	5,000,000

Basic and diluted net loss per share (2)	$(0.03)	$(0.11)	$(0.00)

(1)

Excludes an aggregate of 21,752,975 shares subject to possible redemption at September 31, 2019. Excludes an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part at September 30, 2018.

(2)

Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $831,541 and $2,434,928 for the three and nine months ended September 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pivotal Acquisition Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from August 2, 2018 (Inception) Through September 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – August 2, 2018 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(993)	(993)

Balance – September 30, 2018 (unaudited)	—	$—	5,750,000	$575	$24,425	$(993)	$24,007

(1)	Included 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part.

Three and Nine Months Ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	—	$—	5,750,000	$575	$24,425	$(1,127)	$23,873
Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	216,881,122	—	216,883,422
Sale of 6,350,000 Private Placement Warrants	—	—	—	—	6,350,000	—	6,350,000
Common stock subject to possible redemption	(21,810,992)	(2,181)	—	—	(218,711,906)	—	(218,714,087)
Net income	—	—	—	—	—	456,797	456,797

Balance – March 31, 2019 (unaudited)	1,189,008	119	5,750,000	575	4,543,641	455,670	5,000,005
Change in value of common stock subject to possible redemption	40,753	4	—	—	(596,047)	—	(596,043)
Net income	—	—	—	—	—	596,047	596,047

Balance – June 30, 2019 (unaudited)	1,229,761	123	5,750,000	575	$3,947,594	1,051,717	5,000,009
Change in value of common stock subject to possible redemption	17,264	2	—	—	(654,502)	—	(654,500)
Net income	—	—	—	—	—	654,498	654,498

Balance – September 30, 2019 (unaudited)	1,247,025	$125	5,750,000	$575	$3,293,092	$1,706,215	$5,000,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pivotal Acquisition Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2019	For the Period from August 2, 2018 (Inception) Through September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$1,707,342	$(993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,279,783)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(118,884)	—
Accounts payable and accrued expenses	304,876	969
Income taxes payable	555,319	—

Net cash used in operating activities	(831,130)	(24)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—

Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Warrants	6,350,000	—
Proceeds from promissory note – related party	—	125,000
Repayment of promissory note – related party	(125,000)	—
Payment of offering costs	(335,904)	(67,500)

Net cash provided by financing activities	231,289,096	82,500

Net Change in Cash	457,966	82,476
Cash – Beginning	19,168	—

Cash – Ending	$477,134	$82,476

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$8,050,000	$—

Initial classification of common stock subject to possible redemption	$218,257,180	$—

Change in value of common stock subject to possible redemption	$1,707,450	$—

Deferred offering costs included in accrued offering costs	$—	$2,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, the Company’s initial public offering of 23,000,000 units (the “Offering”), the simultaneous sale of 6,350,000 warrants (the “Private Placement Warrants”) in a private placement to Pivotal Acquisition Holdings LLC (the “Sponsor”), an entity affiliated with the Company’s executive officers, the Company’s search for a target business with which to complete a Business Combination and the proposed acquisition of LD Topco, Inc. (“LD”), as more fully described in Note 6.

The Company has one subsidiary, Pivotal Merger Sub Corp., a wholly owned subsidiary of the Company incorporated in Delaware on May 17, 2019 (“Merger Sub”), which was formed solely to effectuate the Merger described in Note 6.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2019, the Company had $477,134 of cash held outside of the Trust Account.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from August 2, 2018 (inception) through December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from August 2, 2018 (inception) through December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Cash and marketable securities held in Trust Account

At September 30, 2019, the assets held in the Trust Account were substantially invested in money market funds.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 29,350,000 shares of Class A common stock that were sold in the Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30, 2019	ne Months Ended September 30, 2019	For the Period from August 2, 2018 (Inception) Through September 30, 2018
Net income (loss)	$654,498	$1,707,342	$(993)
Less: Income attributable to common stock subject to possible redemption	(831,541)	(2,434,928)	—

Adjusted net loss	$(177,043)	$(727,586)	$(993)

Weighted average shares outstanding, basic and diluted	6,979,761	6,701,184	5,000,000

Basic and diluted net loss per common share	$(0.03)	$(0.11)	$(0.00)

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

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

On February 4, 2019, a managing member of the Sponsor entered into a forward purchase contract with the Company to purchase, in a private placement to occur concurrently with the consummation of the Company’s initial Business Combination, up to $150,000,000 of the Company’s securities subject to certain conditions. In connection with the signing of the Merger Agreement (defined below), the managing member of the Sponsor indicated that up to $50,000,000 of the commitment could be utilized in connection with the Merger (defined below) if necessary, to satisfy the minimum cash requirement under the Merger Agreement. Except as discussed in Note 8, there is currently no binding commitment or agreement to purchase any securities and the amount, type and number of securities to be purchased by the managing member of the Sponsor, if any, will not be known until a later date. Accordingly, the managing member of the Sponsor may not agree to purchase any securities, in which case the Company may need to arrange alternate financing to complete the Business Combination.

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

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 75,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock, both with a par value of $0.0001 per share. As of September 30, 2019 and December 31, 2018, there were 1,247,025 and no shares of Class A common stock issued and outstanding, respectively, excluding 21,752,975 and no shares subject to possible redemption, respectively, and 5,750,000 shares of Class B common stock issued and outstanding.

Note 6 — Merger Agreement

On May 20, 2019, as amended on October 30, 2019, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, Merger Sub, LD and Carlyle Equity Opportunity GP, L.P. (solely as representative of the stockholders of LD).

Pursuant to the Merger Agreement, Merger Sub will merge with and into LD, with LD surviving the merger (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, LD will become a wholly owned subsidiary of the Company, with the stockholders of LD becoming securityholders of the Company. In connection with the Merger Agreement, the stockholders of LD will receive an aggregate of 34,800,000 shares of the Company’s common stock. The stockholders of LD will also have the right to receive up to 2,200,000 shares of the Company’s common stock if the reported closing sale price of the Company’s common stock exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Transactions.

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

PIVOTAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$233,279,783

Note 8 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 30, 2019, the Company entered into an amendment to the Merger Agreement to extend the outside date which would allow a party to terminate the agreement under certain circumstances if the Merger had not been consummated by such date from October 31, 2019 to November 6, 2019.

On November 7, 2019, Pivotal, the Company and MGG Investment Group, LP (“MGG”) entered into a commitment letter pursuant to the Forward Purchase Contract. The commitment letter provides that, subject to the terms and conditions set forth therein, Pivotal and MGG may enter into definitive documentation pursuant to which Pivotal may borrow, and MGG and/or certain of its affiliates have agreed to lend, up to $150 million of 5-year convertible notes (the “Convertible Notes”), with that principal amount being reduced to the extent that more than $80 million remains in the trust account after giving effect to any redemptions by the public stockholders. As an example, if the trust account holds $130 million in cash after giving effect to such redemptions, then Pivotal may issue $100 million in Convertible Notes. The Convertible Notes will pay interest at a rate of 8% per year, with 4% being paid in cash and 4% being paid in additional Convertible Notes. Pivotal will have the option to require the Convertible Notes to be converted into shares of Pivotal common stock at the then-current stock price if the last reported sale price of the Pivotal common stock equals or exceeds $18.00 per share for any 20 trading days in a 30 trading-day period. Pivotal may repay all or a portion of the Convertible Notes (including any paid-in kind interest) at any time without any prepayment penalty. In the event of such a prepayment, the holders of the Convertible Notes will have the option to purchase shares of Pivotal common stock, at any time prior to the maturity of the Convertible Notes, in an amount equal to the amount of Convertible Notes prepaid at a price equal to the average closing share price for Pivotal common stock for the five trading days prior to the date of the repayment. All principal and accrued but unpaid interest will be due and payable on the fifth anniversary of the consummation of the Business Combination. The commitment letter provides that under the definitive documentation governing the Convertible Notes, Pivotal will be restricted from selling any additional senior or junior debt securities while the Convertible Notes are outstanding without the prior consent of the holders of the Convertible Notes. Such definitive documentation will also contain certain other affirmative covenants customarily included in similar debt instruments issued by public companies. The closing of the issuance of the Convertible Notes (the “Note Closing”) is conditioned upon the consummation of the Business Combination being scheduled to occur immediately following the Note Closing, with the proceeds from the Convertible Notes able to be used to fund the minimum cash consideration set forth in the Merger Agreement.

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

We consummated the Offering on February 4, 2019. All activity through September 30, 2019 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below), our search for a target business with which to complete an initial business combination and the proposed acquisition of LD.

Recent Developments

On May 20, 2019, as amended on October 30, 2019, we entered into the Merger Agreement by and among the Company, Merger Sub, LD and Carlyle Equity Opportunity GP, L.P. See Note 6 in Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

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

For the three months ended September 30, 2019, we had net income of $654,498, which consisted of interest income on marketable securities held in the Trust Account of $1,141,748, offset by an unrealized loss on marketable securities held in our Trust Account of $15,659, operating costs of $274,695 and a provision for income taxes of $196,896.

For the nine months ended September 30, 2019, we had net income of $1,707,342, which consisted of interest income on marketable securities held in the Trust Account of $3,279,783, offset by operating costs of $1,017,122 and a provision for income taxes of $555,319.

For the period from August 2, 2018 (inception) through September 30, 2018, we had a net loss of $993, which consisted of operating and formation costs.

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

For the nine months ended September 30, 2019, cash used in operating activities was $831,130. Net income of $1,707,342 was affected by interest earned on marketable securities held in the Trust Account of $3,279,783 and changes in operating assets and liabilities, which provided $741,311 of cash from operating activities.

As of September 30, 2019, we had marketable securities held in the Trust Account of $233,279,783 (including approximately $3,280,000 of interest income) primarily consisting of money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any interest earned on the Trust Account.

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

As of September 30, 2019, we had cash of $477,134 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Transaction costs amounted to $13,116,578, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fee and $466,578 of other costs. In addition, as of September 30, 2019, $477,134 of net Offering proceeds is held as cash outside of the Trust Account and is available for working capital purposes.

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

PIVOTAL ACQUISITION CORP.

Date: November 14, 2019	By:	/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James H.R. Brady
	Name:	James H.R. Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)