Form 10-K
period 2019-12-31
KLDiscovery Inc.
filed 2020-03-26
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38789

KLDiscovery Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1898603
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8201 Greensboro Drive Suite 300 McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 288-3380

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price of $10.15 on the New York Stock Exchange, was approximately $233,450,000.

As of March 19, 2020, there were 42,529,017 of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2020 (the “2020 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We believe that this Annual Report on Form 10-K, or some of the information incorporated herein by reference, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Report, or in the information incorporated herein by reference, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

Forward-looking statements in this Annual Report on Form 10-K and in any documents incorporated by reference herein may include, for example, statements about:

•	the ability to obtain and maintain the listing of our securities on an over-the-counter market;
•	the potential liquidity and trading of our public securities;
•	the inability to recognize the anticipated benefits of the Business Combination (as defined below);
•	the ability to operate in highly competitive markets, and potential adverse effects of this competition;
•	risk of decreased revenues if we do not adapt our pricing models;
•	the ability to attract, motivate and retain qualified employees, including members of our senior management team;
•	the ability to maintain a high level of client service and expand operations;
•	potential failure to comply with privacy and information security regulations governing the client datasets the we process and store;
•	risk that we are unsuccessful in integrating acquired businesses and product lines;
•	potential issues with our product offerings that could cause legal exposure, reputational damage and an inability to deliver services;
•	the ability to develop new products, improve existing products and adapt our business model to keep pace with industry trends;
•	the ability to maintain, promote or expand our brand through effective marketing practices;
•	risk that our products and services fail to interoperate with third-party systems;
•	the impact of the United Kingdom’s withdrawal from the European Union;
•	potential unavailability of third-party technology that we use in our products and services;
•	the ability to maintain effective controls over disclosure and financial reporting that enable us to comply with regulations and produce accurate financial statements;
•	potential disruption of our products, offerings, website and networks;
•	difficulties resulting from our implementation of new consolidated business systems;
•	the ability to deliver products and services following a disaster or business continuity event;
•	increased risks resulting from our international operations;
•	potential unauthorized use of our products and technology by third parties;

•	global economic conditions and the cyclical nature of certain markets we serve;
•	exchange rate fluctuations and volatility in global currency markets;
•	consequences of our substantial levels of indebtedness;
•	the ability to comply with various trade restrictions, such as sanctions and export controls, resulting from its international operations;
•	potential intellectual property infringement claims;
•	the ability to comply with the anti-corruption laws of the United States and various international jurisdictions;
•	potential impairment charges related to goodwill, identified intangible assets and fixed assets;
•	impacts of tax regulations and laws on our business;
•	a potential litigation involving Pivotal or us;
•	costs related to the Business Combination;
•	the outbreak of disease or similar public health threat, such as COVID-19;
•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, as amended (the “JOBS Act”); and
•	other risks and uncertainties indicated in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K and in any document incorporated by reference are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

In this Annual Report on Form 10-K, we refer to the special purpose acquisition company, Pivotal Acquisition Corp. (“Pivotal”), prior to the Closing Date (as defined below) as the “Company.” Following consummation of the Business Combination, the “Company,” and references to “we,” “us,” or similar such references should be understood to be references to the combined company, KLDiscovery Inc. When this Annual Report on Form 10-K references “LD Topco” and describes the business of KLDiscovery, it refers to the business of LD Topco, Inc. and its subsidiaries prior to the consummation of the Business Combination. Following the date of the Business Consummation, references to “KLDiscovery” should be understood to reference KLDiscovery Inc. This Annual Report on Form 10-K also refers to our websites, but information contained on those sites is not part of this Annual Report on Form 10-K.

Our Company

The Company was incorporated under the name “Pivotal Acquisition Corp.” as a blank check company on August 2, 2018 under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business were not limited to any particular industry or geographic location but focused on companies in North America in industries ripe for disruption from continuously evolving digital technology and the resulting shift in distribution patterns and consumer purchase behavior.

In August 2018, Pivotal Acquisition Holdings LLC (the “Founder”) purchased 5,750,000 shares of Class B common stock (“founder shares”) for an aggregate purchase price of $25,000 in connection with the Company’s organization. The Founder transferred 50,000 founder shares to each of our independent directors in December 2018 and transferred 100,000 founder shares to our chief financial officer in December 2018, in each case at the same per-share purchase price paid by the Founder. These shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 4, 2019, we consummated our initial public offering (“IPO”) of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one share of Class A common stock and one redeemable public warrant (“Public Warrants”), with each Public Warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share commencing 30 days after the consummation of an initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230 million. Cantor Fitzgerald & Co. acted as the sole book-running manager and BTIG, LLC acted as lead manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229027), which became effective under Section 8(a) of the Securities Act on January 31, 2019.

Simultaneous with the consummation of the IPO, we consummated the private placement of an aggregate of 6,350,000 private warrants (“Private Warrants” and, together with the Public Warrants, the “Warrants”) to the Founder at a price of $1.00 per Private Warrant, generating total proceeds of $6.35 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Warrants are identical to the Public Warrants included in the units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. In connection with the Business Combination, the Founder forfeited 1,764,719 Private Warrants.

Following the IPO, a total of $230 million was placed in the trust account and the remaining proceeds, net of underwriting discounts and commissions and other costs and expenses, became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

On December 19, 2019 (the “Closing Date”), the Company and LD Topco, Inc., a Delaware corporation (“LD Topco”), consummated a business combination pursuant to an Agreement and Plan of Reorganization, dated as of May 20, 2019, as amended by (i) the Amendment to Agreement and Plan of Reorganization, dated as of October 30, 2019, and (ii) the Amendment No. 2 to Agreement and Plan of Reorganization, dated as of December 16, 2019 (the “Merger Agreement”), by and among the Company, Pivotal Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), LD Topco, and, solely in its capacity as representative of the stockholders of LD Topco, Carlyle Equity Opportunity GP, L.P., a Delaware limited partnership (“Carlyle”). Pursuant to the Merger Agreement, among other things, Merger Sub was merged with and into LD Topco, with LD Topco surviving as a wholly owned subsidiary of the Company (the “Business Combination”).

In connection with the consummation of the Business Combination:

•

each outstanding share of common stock of LD Topco was converted into the right to receive a pro rata portion of (i) 34,800,000 shares of Company common stock and (ii) 2,200,000 additional shares of Company common stock if during the five-year period following the Closing Date (x) a change of control occurs or (y) the reported closing sale price of Company common stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days;

•	each share of the Company’s Class B common stock, par value $0.0001 per share, was converted into one share of our single class of common stock, par value $0.0001 per share (“Common Stock”);
•

each outstanding Warrant of the Company entitles the holder to purchase shares of our Common Stock beginning the later of (i) 30 days after the Closing Date and (ii) one year after the date of the Company’s IPO; and

•

the Company issued (i) $200,000,000 of 8% convertible debentures due 2024 (the “Debentures”), (ii) 2,097,974 shares of Common Stock and (iii) 1,764,719 warrants (the “Debenture Holder Warrants”) in a private placement to certain “accredited investors” pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

The Business Combination was accounted for as a reverse merger in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on (i) LD Topco shareholders owning the majority interest of the combined company, (ii) LD Topco being represented on the board of directors of the combined company by up to three members, in addition to the chief executive officer of LD Topco, (iii) LD Topco’s senior management comprising the senior management of the combined company and (iv) LD Topco’s operations comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of LD Topco issuing stock for the net assets of Pivotal, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of LD Topco.

Emerging Growth Company

We are an “emerging growth company,” as defined under the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and the requirement to obtain stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of such extended transition period.

We will remain an emerging growth company until the earlier of (1) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the consummation of our IPO), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (4) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

Overview

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. In 2019, we served over 4,300 legal technology clients, including 95% of the American Lawyer 100 (the “AM Law 100”) and 70% of Fortune 500 companies. We have broad geographical coverage in the eDiscovery and data recovery industries with more than 40 locations in 19 countries, 10 data centers and 22 data recovery labs around the globe. Our technology and service offerings protect our clients from growing information governance challenges, litigation, compliance breaches and data loss.

Our legal technology service offerings provide a wide variety of solutions for information governance and eDiscovery, including forensic collections, data processing, secure hosting, managed review, advanced analytics and document production. eDiscovery refers to a process in which electronic data is sought, located, secured, searched and analyzed with the intent of using it as evidence in a civil, criminal or investigative legal case or regulatory action. Our data recovery service offerings allow clients to recover data in the event of physical or logical loss and provide data management tools and solutions and proprietary data erasure technologies. We differentiate ourselves through our leading integrated suite of proprietary software and services, geographic scale and award-winning corporate culture, which we believe drives our client service success.

Our longstanding relationships with our clients are driven primarily by two factors: technological excellence and a culture of client service. We were ranked as a top eDiscovery provider in an aggregation of fourteen “Best Of” customer surveys from a variety of ALM online legal publications.

We offer our clients both proprietary and third-party solutions to address their legal technology requirements. Our proprietary end-to-end eDiscovery solution, Nebula, can be deployed on the cloud, on premise or behind a client’s firewall via mobile kits. This technology is a key selling point and these solutions are critical to our success. We believe that our proprietary solutions offer us a unique competitive advantage in the industry, giving us an exclusive product, which allows our clients to execute their job functions quickly and with a high degree of accuracy, thus saving them time and expense. In addition to our proprietary suite of tools, we can integrate third-party applications and tools into our workflow to create what we believe is the best possible solution for our clients. This is useful for projects where clients want to take advantage of our technology platform, but may also have a need to leverage technology that specializes in one narrow aspect. We uphold a core set of client service values including teamwork, responsiveness and sole focus on client service. As we have scaled our global operations, this set of shared beliefs has created a unique environment where employees thrive and work together to deliver our white-glove, 24/7/365 service to our clients. In an industry that is driven by long-term, repeat relationship business, we believe our technology solutions, coupled with our dedication to excellent service, have continued to set us apart from the competition.

LD Topco’s History

We were founded in 2005 as a forensic and eDiscovery company. We recapitalized with an investment from WestView Capital Partners (“WestView”) in September 2011, at which point we began executing a targeted acquisition strategy focused on tuck-in acquisitions of companies that would benefit from our scale and offer us advanced technology solutions and attractive client relationships. Since 2013, we acquired nine U.S. regional eDiscovery companies ranging in size and capabilities, including our 2013 acquisition of AlphaLit and our 2014 acquisition of RenewData. The RenewData acquisition facilitated our entry into the data archiving market, allowing us to increase our geographic reach, diversify our client base, grow our salesforce and further develop our technology platform.

In 2015, we recapitalized with The Carlyle Group (“TCG or Carlyle”) and Revolution Growth III L.P. (“RG or Revolution”). This recapitalization provided us with the resources to execute our largest acquisition to date, Kroll Ontrack, which was completed in December 2016. The Kroll Ontrack acquisition expanded our operations to 19 countries, allowing us to position ourselves as one of a small number of eDiscovery companies with cross-border capabilities. The acquisition also made us a global leader in data recovery services, via the “Ontrack” business, which has been providing data recovery services since 1985.

In 2017, we launched Nebula, a proprietary end-to-end eDiscovery solution optimized for the cloud. In 2018, in order to make further investments in sales and technology, we announced growth equity financing from our prior investor, WestView, together with Carlyle and Revolution. Coinciding with the investment, we released our mobile eDiscovery solution, Nebula Private Cloud (“NPC”), which allows our clients to have a small-scale private data center behind their own firewall. Also in 2018, we furthered our geographic expansion through Western Europe and Canada by opening additional data centers and managed review facilities.

In 2019, we announced our Nebula Big Data Store offering for information governance management which will include legal hold and notification services, thus expanding our proprietary technology suite into the information archiving market. We also opened a new managed review facility in Sydney, Australia and re-opened our managed review facility in Böblingen, Germany.

Industry Overview

Legal Technology Industry

eDiscovery

eDiscovery is an essential component of litigation, government investigations and regulatory and compliance submissions, where parties exchange Electronically Stored Information (“ESI”) with each other. eDiscovery is subject to rules and agreed-upon processes, which often involve reviewing data for privilege and relevance before it is exchanged. eDiscovery software and services facilitate the identification, preservation, collection, review and exchange of ESI. The eDiscovery industry is highly fragmented with over 100 vendors, and in 2017, the top three pure play eDiscovery vendors accounted for less than 15% of the industry, according to IDC.

Source: Third-party data and based on our eDiscovery revenue for the year ended December 31, 2017.

According to third-party data, the eDiscovery market is expected to grow from $10.0 billion in 2017 to $12.8 billion in 2022, representing a 5.2% compound annual growth rate (“CAGR”). We believe the industry is in the midst of a transformation driven by data proliferation and compounded by increasing complexity in the makeup and composition of the data we must be equipped to handle. These two factors help drive the rising increase in overall costs.

Data Proliferation. Data is growing at an exponential rate due to several factors, including the adoption of mobile devices, accessibility of hosted systems and increased reliance on electronic data storage. With ESI expected to continue growing at a significant rate, the organizations that effectively deploy advanced technologies, such as predictive coding and data analytics, and are able to help their clients work through large data sets quickly and accurately will be best positioned to earn increased market share.

Source: IDC and EMC Corporation, The Digital Universe in 2020

Market Shift to the Cloud. eDiscovery solutions are typically deployed in one of three fashions: On-premise (hosted at one of our data centers), in the public cloud (Google, Amazon Web Services, Microsoft Azure) or behind a client’s firewall. Although on-premise hosting has largely been the dominant deployment to date, cloud deployment is expected to see significant growth. Deployment in the public cloud offers many benefits, including scalability, flexibility, security and compliance, and, as a result, the adoption of cloud technology is expected to continue to increase. In particular, small and medium-sized enterprises are adopting cloud deployment mainly due to its cost-effectiveness and advanced results.

Information Archiving

Data archiving serves a critical role in the management of organizational information resources for all businesses, regardless of size. Information archiving addresses information preservation for long-term access, enhancing access to large volumes of information in order to render it more useable and thus valuable. Information archiving also facilitates data management and disposition based on content of such data and need for preservation and/or disposition. As a result, data archiving serves as a primary source of information in legal discovery for litigious organizations. In the cloud economy, data archiving is increasingly displacing traditional backup strategies for disaster recovery purposes, since archiving provides a defense against malicious or inadvertent data loss by insiders and can be an insurance policy against ransomware. The legal hold software market overlaps with both the data archiving market and the eDiscovery software market and addresses the need for organizations to comply with legal requirements to preserve data in the face of pending litigation. Finally, the regulatory compliance software market is driven by the myriad regulatory regimes around the world that require organizations to preserve certain information, sometimes on immutable storage, for specified minimum periods. Conversely, some regulations require verifiable destruction of information when a specified time period has elapsed or certain events arise, and data archiving facilities easy execution of such requirements.

According to The Radicati Group, the information archiving market is expected to grow from $5.2 billion in 2018 to $8.5 billion in 2022, representing a 13.2% CAGR. Significant trends affecting this market include the shift to cloud computing and storage from traditional on-premises computing and storage, increased demands for storage to do more than simply preserve data and the advent of the “API economy,” in which vendors offer application programming interfaces (“APIs”) that enable other vendors to integrate with, extend and enhance the functionality of their core product, thereby increasing value for an end-client. These trends are driven by the widespread and general adoption of cloud services for many functions, a need for businesses or functions with variable demand to favor operational expenditures over capital expenditures, and a need for systems and data to support multiple functions, thereby driving efficiency and cost containment.

Data Recovery Industry

When consumers and businesses lose or cannot access data due to system failures, accidental deletion, physical damage, natural disasters, ransomware or user error, and no backup is available, data recovery service companies can help recover data which would have otherwise been lost. Data recovery service vendors can typically recover data from hard disk or solid state drives, flash drives and USB external drives, while some have the capability to recover data from servers, Redundant Array of Inexpensive Disks (“RAID”) systems, enterprise storage areas networks and network attached storage systems, backup tapes, optical disks, databases and virtual machines. Data recovery service companies use software tools and physical inspection to diagnose and determine the condition of the media and what data may be recovered. They then make an image of the data and perform a logical reconstruction of the data. In the case of physical damage, the device may need to be disassembled in a clean room lab and spare parts used to facilitate the recovery.

This fragmented industry is served by thousands of vendors, the majority of which are small electronics repair shops using off-the-shelf data recovery software tools. There are very few global data recovery providers that have clean room labs and physical data recovery capability with multiple labs. Factors affecting the industry include the increasing use of mobile devices, use of the cloud, streaming content, cost of storage and complexities of edge and analytics workloads and advanced data protection systems.

Products and Services

We have built an integrated suite of eDiscovery tools and services covering information governance, forensic collections, data processing, secure online hosting, managed review, advanced analytics and document production. In addition, we offer data recovery solutions ranging from cleanroom facilities to proprietary data erasure, data recovery and data management tools.

eDiscovery Solutions

We are one of the largest globally scaled eDiscovery providers in a highly-fragmented industry of over 100 vendors. With approximately 2.3% of the current eDiscovery market, based on 2017 eDiscovery revenue, we are poised to continue to gain market share via strategic acquisitions.

Source: Third-party data and based on our eDiscovery revenue for the year ended December 31, 2017.

We offer a variety of eDiscovery solutions to our clients, including:

Nebula. Nebula is a proprietary end-to-end information governance and eDiscovery platform which helps to facilitate the identification, preservation, collection, processing, review and exchange of ESI. Nebula is powered by our in-house technology that has been developed, tested and trusted to improve the eDiscovery experience. Nebula is unique to us and contains the latest advancements in eDiscovery, while still delivering essential functionality. We offer three hosting options for Nebula: On-Premise at our data centers, in the public cloud (via Microsoft Azure cloud), and at a client’s location via NPC. NPC is particularly noteworthy as it allows for processing, filtering, analysis, review and production of ESI without the need to transfer data outside of the client’s location or across borders.

eDiscovery.com Review (“EDR”). EDR is an all-encompassing, single platform used to search, review and exchange ESI. Over the past decade, our clients have produced to requesting parties over one billion documents and billions of pages using EDR.

Relativity. In 2006, we became the first vendor to license Relativity, a widely used document review tool. Shortly thereafter, we hosted the first case to reach one million records on the platform, and we have consistently worked to improve our clients’ experiences by offering a suite of proprietary enhancements exclusive to us, together with our white-glove client service. Our differentiated data hosting environment offers our clients optimal performance, reliability and redundancy. We currently host Relativity in six countries worldwide.

KLD Analytics. Developed through collaboration among our data scientists, software engineers and legal professionals, KLD Analytics offers a full range of technology-assisted review tools, supported by our team of technologists and consultants. This suite of tools offers features such as:

•

Predictive Coding—Leverages human expertise to automatically classify large populations of documents. Predictive coding supports entirely custom workflows and methodologies and is capable of continuous prioritization of important documents for review.

•

Workflow—Automates the routing and distribution of documents to streamline document review and maximize accuracy and defensibility. Workflow eliminates the need to maintain static batch sets and manually transition documents to different review teams. Workflow works hand-in-hand with Predictive Coding to make document review as efficient as possible.

•	Email Threading—Determines the relationship between email messages and identifies the most content-inclusive messages to avoid redundant review.
•	Near-Duplicate Detection—Identifies and groups similar records and highlights the subtle differences among them for a quicker review.
•	Language Identification—Automatically identifies the primary language on documents in a dataset.

KLD Processing. Our proprietary processing platform has been used exclusively by us for over 15 years. KLD Processing is a highly scalable platform which ingests disparate data types and sources, extracts the content of documents, removes duplicative or otherwise innocuous data, such as operating and system files, and exports data for review and production.

Managed Review Services. Our managed review services provide the facilities, staffing and expertise necessary to review large and complex data sets with a high degree of accuracy and efficiency. We assemble review teams of experienced legal professionals for any type of case. Each team member is a qualified attorney who has passed a selective screening process and has received training from our review managers. Review managers utilize proven methodologies to target and address quality issues early, allowing us to intelligently prioritize the documents that need to be reviewed more closely. Review managers are able to glean insights into productivity and quality using our proprietary technology to deliver a higher quality production. We have experience handling managed reviews for a variety of types of matters, ranging from litigation, investigations and regulatory reviews, such as second requests, and have conducted reviews in over 30 languages. We currently maintain approximately 1,500 review seats spanning thirteen facilities in six countries.

Digital Forensics Services. One of our specialties is computer forensics, including collections and analysis. Without a sound forensic collection, critical electronic evidence may be missed, inadvertently altered or otherwise rendered inadmissible. Whether it be for a small matter, such as a collection of data from a single device, or a large corporate investigation involving multiple custodians and data sources, in-person or remote, our collection analysts will determine and execute the most defensible, efficient and cost-effective strategy. Each year, we regularly collect data from many countries around the world. As a result, we possess a deep bench of talent with knowledge of country-specific discovery laws and customs. With offices across the globe, our collection team can be on the ground quickly in most regions. Our proprietary Remote Collection Manager (“RCMgr”) product is a suite of tools used to facilitate document collections remotely and by end-users, allowing defensibility and accuracy to be maintained without the need to deploy personnel onsite. RCMgr hard drives can arrive pre-configured to collect only the data within scope and the RCMgr tool logs the entire collection in granular detail, ensuring that we can track the process from start to finish. Upon completion of the collection, RCMgr verifies and encrypts the collected data for secure shipment back to one of our labs.

Our digital forensic services include analysis and investigative services in addition to collection services. Wherever electronic equipment is used, there is a potential source of electronic evidence and digital information, including a “bread crumb” trail to illuminate misuse or wrongdoing. Our computer forensics teams help extract critical evidence, recover any data that culprits may have sought to erase or hide, retrieve key data buried in documents and organize data contained in multiple information sources. A forensic investigation may be undertaken on a wide range of media as anything that stores data can potentially be investigated.

Information Archiving Services

Legal Hold Management. A legal hold plan that recognizes when the duty to preserve data begins, what it entails, how to implement it and when it ends is essential to any information governance or eDiscovery strategy. Our Legal Hold Management solution addresses these issues through comprehensive technology and defensible processes. With a flexible Software-as-a-Service (“SaaS”) delivery model, clients can choose to manage holds on their own using our technology or leverage our consultants to oversee and manage the process. In addition to leveraging commercially available tools, such as Relativity Legal Hold, we offer Nebula Legal Hold, which simplifies the legal hold process by managing and tracking legal hold communications and key data in a single location. Project initiation and management is efficient and flexible, whether utilizing customized communications or leveraging a full bank of legal hold templates, including initial notices, questionnaires, follow-ups and acknowledgments.

Office 365 Migration & Management. As an inaugural Microsoft Office compliance and eDiscovery partner, we have decades of industry experience partnering with clients as they prepare for unexpected lawsuits and regulatory investigations. Our experts receive a large volume of questions from outside counsel and corporate legal departments concerning Office 365. As a Microsoft partner, we provide the expertise and services necessary to reliably and defensibly leverage the Data Governance, Search & Investigation and Advanced eDiscovery suites in Office 365. Examples of common challenges our consultants assist with include:

•	constructing a defensible process for Office 365 eDiscovery, including the creation and maintenance of appropriate documentation;
•	ensuring appropriate organizational boundaries are enforced and confidentiality is protected within Office 365;
•	legacy data management and remediation;
•	litigation readiness and data preservation and collection strategies; and
•	cloud migration.

Nebula Big Data Store. Nebula Big Data Store is a highly scalable, enterprise-grade storage solution with economics that rival back-up tape. Nebula Big Data Store runs on Microsoft’s Azure cloud, allowing it to be available anywhere in the world in a highly secure and resilient manner. Time- and event-based retention policies, defensible deletion and preservation controls are all built-in, offering excellent value. Nebula Big Data Store works hand-in-hand with Nebula Legal Hold for seamless preservation activities. The product eliminates costly, highly duplicative, on-premises “dumping grounds” that cannot be searched or managed effectively.

Nebula Big Data Store is designed to solve enterprise problems stemming from burgeoning data volumes, fragmented application landscapes and increasing business, regulatory and legal demands, and it positions us to take advantage of evolving trends in the information archiving services industry. Nebula Big Data Store offers an API, making it simple for other products to connect to it and further extend and enhance the value of the information stored within the tool. The tool can assist with legacy application retirement, dark data remediation and information governance, among other use cases. Nebula Big Data Store works seamlessly with our eDiscovery offerings, covering the entire eDiscovery lifecycle. It is also less expensive and simpler to deploy than traditional archiving solutions. Finally, our experience and expertise in machine learning in eDiscovery positions us well to extend our archiving offering into the regulatory compliance intelligence market.

Data Recovery Services

Data Recovery. Business and private users routinely store business-critical data on servers, laptops, mobile devices and phones. As a result, data loss events can be devastating. The cost to an enterprise can amount to millions of dollars if they are unable to access important data for business operations.

To address those data loss events when they occur, we provide data recovery services worldwide. Data recovery refers to the recovery of specific information that is inaccessible due to accidental deletion, ransomware, hard drive accidental formatting, Windows reinstallation, partition loss, virtual machine deletion, system booting failure or physical damage of a storage device. The data recovery process involves a secure chain of custody and begins with a diagnosis of the media (hard disk drive, solid state drive, flash drive, RAID, database, tape or optical disk) by our data recovery engineers. The next step is to image the media, a bit by bit copy of the storage areas of the media, along with the system and hidden areas. The engineers then use proprietary tools and methods to reconstruct the data structures from the media image, which includes hidden and system areas. Physical damage may require additional clean room lab procedures, disassembly and use of new parts to access and reconstruct as much of the data as possible.

Ontrack Data Recovery performs over 50,000 data recoveries each year all over the world, and in 2019, we performed data recoveries in over 60 countries. Most of our clients believed that their data was secure, safe and backed-up although, for various reasons, it was not. When other data protection efforts fail, Ontrack can often recover our clients’ data, documents and critical systems. We believe that Ontrack is a global leader in the in-lab data recovery services industry and we have a 30-year history of developing our own recovery tools and making significant investments in automation. More than 20% of our data recovery jobs worldwide come from IT service companies or other data recovery companies who re-sell our data recovery services to their clients.

Email Extraction. We offer professional email recovery services for consumers and businesses alike. From individual files to entire databases, we maintain the expertise and technology to support practically any use case. The success of email recovery is dependent on where the email is stored. Email software, such as Microsoft Outlook, commonly stores email on hardware like a laptop, desktop, mobile phone, tablet or server. We can easily recover email from both functioning and non-functioning hardware. Additionally, our recovery engineers are experienced in recovering enterprise email no matter how it is stored on a client’s server, whether it is inside a database, a Microsoft Exchange Information Store or individual messages in separate files, such as .pst containers.

Tape Services. We provide a range of tape services to solve the problems associated with legacy backup tapes and regularly support our clients to solve the following challenges:

•	backup infrastructure migration and consolidation;
•	legacy tape and data remediation;
•	recovery from physically-damaged tapes; and
•	recovery from quickly-erased or partially-overwritten tapes.

Data Destruction Services. Permanently deleting data isn’t as straightforward as pressing a delete button – it takes time and proper resources. Data that is not completely expunged before the media is disposed of is vulnerable to exposure. To increase the security of data, a secure, verified data destruction process is required. Based on their knowledge, our data experts seek to select and execute the most appropriate data destruction method for the client’s media. Once the data has been destroyed, we provide a certificate of destruction and disposal.

We support our clients throughout the whole data destruction process by offering data destruction services in our labs or onsite using Blancco Erasing Software or our Ontrack Degausser. For clients who want to handle the data destruction process themselves, we sell these products to the client and advise them how to best use them.

Mobile Phone Repair. We can repair broken screens and replace damaged batteries in many commonly-used Apple and Samsung devices at our labs around the world. Additionally, we operate a “UBreakIFix” franchise in New York City (with the option to open four more), which has more robust device repair capabilities.

Data Recovery Software

Ontrack EasyRecovery. Developed through our partnership with one of the world’s leading data recovery software manufacturers, Ontrack EasyRecovery is able to handle nearly every type of logical data loss (not physical damage) situation. Ontrack EasyRecovery allows clients to perform precise file recovery of data lost through deletion, reformatting and a number of other data loss scenarios. The product recovers data from solid-state drives (“SSD”) and conventional hard drives, memory cards, USB hard drives, flash drives and optical media. The product functions on both Windows and Mac operating systems and comes in several different versions, ranging from a free version ideal for small one-time recoveries to a Toolkit version which would give a professional the ability to handle complex projects. There is a “free” version that is capable of recovering up to 1 GB of data, a “Home” version for straightforward recoveries, a “Professional” version suitable for small to medium businesses and a “Technician” version that includes the tools needed to successfully perform data recoveries on all types of computer storage devices and rebuild broken RAID volumes.

Ontrack PowerControls. We believe Ontrack PowerControls is the market leading granular restore software product, developed from Ontrack’s expertise in data recovery. This product enables email and backup administrators and database administrators to restore individual mailboxes and messages, without having to restore the entire database. Ontrack PowerControls is used to find and export email, SharePoint items and structured query language (“SQL”) tables for eDiscovery, litigation, investigations, compliance, selective migration, develop and test and general restore use cases for IT. We believe Ontrack PowerControls provides a more powerful and faster search tool than native tools, and, most importantly for legal and compliance use cases, it does not alter the metadata, making it forensically sound. Most enterprise backup platforms do not have granular restore capabilities, so they partner with Ontrack and integrate Ontrack PowerControls with their products.

Payment and Billing Terms

Our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days. Our data recovery services are billed as the services are provided, with payments due within 30 days of billing. The majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly.

Competitive Strengths

Market Leader Across the eDiscovery Space.We are the third largest pure play electronic services discovery provider in the $10.6 billion eDiscovery industry, according to third-party data. We have established our market-leading position by leveraging our expansive sales force, national sales and service network, longstanding client relationships and operational expertise. Based on this prior experience, we believe that we will be able to further develop our market share.

Comprehensive Product Offering.We have a broad product offering of premium proprietary technology, such as eDiscovery processing, managed review, data hosting, data analytics, forensic collection, data recovery, archiving, managed services, email management and information governance. We believe that our diverse and comprehensive products and offerings make us the provider of choice for our clients.

Nebula Product Offering. Nebula provides us with several distinct advantages. First, the breadth of Nebula allows us to capture clients as early as the identification phase, via Nebula Big Data Store and Nebula Legal Hold, and keep them in the platform all the way through production. Second, our scale allows the platform to be deployed in many key geographic regions around the world, allowing us to penetrate underserved markets. Third, the flexibility to deploy Nebula in the cloud or at a client’s location, via NPC, removes significant geographical barriers to sales. Lastly, the platform is supported by our team of approximately 216 project managers and hosting support analysts globally.

Expansive Geographic Footprint.Our geographic presence spans the globe, with over 40 offices in 19 countries. Our broad reach provides us with a first responder-type advantage when clients have urgent work requiring immediate attention. In addition, our familiarity with local laws and regulations allows us effectively assist clients in navigating complex, cross-border situations.

Established Client Relationships and Industry Expertise.We have longstanding relationships with a large and diverse group of clients, which include 95% of the AM Law 100 and 70% of Fortune 500 companies. We provide our clients with 24/7/365, follow-the-sun service.

Proven and Experienced Management.We have a strong and highly experienced management team. Our chief executive officer Chris Weiler has more than 25 years of experience in the eDiscovery industry, and is one of the longest tenured CEO’s in the eDiscovery industry globally. During his tenure, Mr. Weiler and his team have identified, acquired and integrated 16 acquisitions and he has a proven track record and playbook for accretive acquisitions with the ability to target companies that meet rigorous criteria focused on people, culture, client base, geography and technology. As a result of these acquisitions, the acquired company’s client bases are efficiently onboarded onto our proprietary platforms allowing a seamless transition for our clients and full access to our global capabilities, resulting in significant cross-selling opportunities and creating increased revenues and incremental profitability. Our chief financial officer Dawn Wilson has over 20 years of experience in finance and accounting, primarily with public companies in the technology and services industry, and has successfully acquired and integrated over 40 acquisitions in her career.

Growth Strategies

Increased Product Innovation. Adoption of cloud technology is expected to continue increasing. This shift presents market opportunities that we believe we are well positioned to capitalize upon. Our Nebula platform is a mature product, deployed globally in the cloud, in use by over 3,000 users and backed by our global client support and development teams, ensuring around-the-clock, “white glove” service and a rigorous, yet consistent, cadence for upgrades and improvements. The growth potential for this platform is further accentuated by our breadth of reach, powered largely by Nebula Big Data Store, which pushes our products’ capabilities into the information archiving market. We will also continue to advance our technology platform, both in and around Nebula, to give clients useful functionality and increased value.

Growth and Strengthening of Sales Force. We have been and will remain focused on attracting and retaining top sales professionals. We recently hired several key members of the team that will lead efforts in both established and untapped markets, which we believe will result in an acceleration of incremental revenue. We believe that certain key initiatives we are currently undertaking will ensure that accounts have proper coverage and penetration and will allow us to maximize wallet share.

Selectively Pursue Strategic Acquisitions. Due to the fragmentation in the legal technology and data recovery industries, there is substantial opportunity to continue completing strategic acquisitions of scale, as well as smaller, accretive tuck-in acquisitions. We have successfully sourced, executed and integrated ten strategic acquisitions since 2013. Acquisitions allow us to grow the company both inorganically and organically in that we can significantly increase revenue organically due to the breadth of service offerings and proprietary technology that we can provide to newly acquired customer relationships that were not available for the acquired sales people to sell before joining our company. For example, we acquired AlphaLit in 2013, and AlphaLit did not offer Managed Review services or Forensic Collection services. After the acquisition, the AlphaLit sales people could sell these service offerings to existing AlphaLit customers, thereby increasing revenues. We will primarily focus on small to mid-size opportunities in order to leverage our scalable platform. We are experienced in quickly integrating acquired companies into our broader business, which has allowed us to significantly increase revenue and meaningfully increase EBITDA by focusing on preserving client facing personnel, client retention, seamless transition of clients of the target business and the ability for our new salespeople to sell across a broader platform. Our past acquisitions demonstrate our management’s ability to effectively source, execute and integrate acquisitions into their existing and growing platform. We plan to continue to pursue our acquisition strategy to continue to consolidate the highly fragmented $15.8 billion eDiscovery and information governance industries, which are expected to grow to $21.2 billion in 2022 according to third-party data.

Clients

Our legal technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmacuetical and biotechnology, technology, insurance, real estate and government. Our data recovery clients include individuals and corporations requiring recovery and accessing of data. For the year ended December 31, 2019, we served over 4,300 legal technology clients, including 95% of the AM Law 100 and 70% of Fortune 500 companies. We have longstanding relationships with our clients, and for the years ended December 31, 2018 and 2019, no single client accounted for more than 5% of our revenues.

Competition

The eDiscovery market is highly fragmented, competitive and evolving. Our competitors in the eDiscovery market include Consilio, EPIQ, FTI Consulting, Inc, United Lex, E&Y, Deloitte, KPMG, Navigant, Conduent, Lighthouse, Everlaw and Transperfect. We believe the principal competitive factors in this industry include:

•	client service and support;
•	breadth of geographic coverage;
•	quality and depth of services offered;
•	pricing of service offerings;
•	security; and
•	client relationships and brand loyalty.

There are hundreds of small regional eDiscovery providers which may have a few captive relationships but lack the resources or scale to compete for meaningful work. Likewise, of the global and national providers, most lack an end-to-end proprietary platform to complement their global scale and resources. We believe we are uniquely positioned with an ideal complement of global reach, scale of resources and proprietary technology to address almost any client need.

The data recovery market is highly fragmented and generally competitive. Clients choose vendors based on brand awareness and reputation, speed, price and security. Our competitors in the data recovery market include Drivesavers, Gillware Data Recovery, Disk Doctors, Digital Data Recovery DDC and Myung Information Technologies.

Sales and Marketing

Sales

We operate with a global sales team to address the specialized needs of our client base and cultivate strategic partnerships with key clients in our industry. Our sales organization comprises over 40 professionals and is led by our sales executives and regional managers. Our business development managers have developed “first-call” relationships with several of our largest clients while providing significant expertise in the technical nature of the services.

Our global sales structure is tailored to deliver quick responses to sales executives on pricing, account ownership requests and general assistance with client requests and training. This structure is built on our foundational values of teamwork and responsiveness. Our global sales force pursues opportunities in a wide range of geographies and is not confined by the traditional territorial structure that competitors offer. This allows us to maximize relationships and revenue.

Sales leadership encourages representatives around the world to collaborate. A global sales strategy initiative has been implemented to facilitate communication between teams on shared major accounts, which includes the coordination of regular calls and information sharing on key accounts. Most law firms have multiple buyers and this model maximizes our ability to increase wallet share.

Sales executives are encouraged to act as their own entrepreneurs, backed by the support of seasoned sales leadership and a global sales operations team. The sales operations team assists the sales team with all client requests including conflict checks, SalesForce data entry, estimate creation and generation of client agreements and work orders. This global support team allows the sales representatives to focus on what they do best – generating new business and maintaining existing client relationships. Our global sales structure and sales operations teams deliver quick responses to representatives and clients, flexible pricing models and simplified matter initiation, giving us a competitive advantage in a fast-paced industry.

Marketing

We focus on connecting with our clients through our marketing team. Our marketing campaigns are home-grown and highlight the “KLD Difference. One KLD.”

We advertise in a wide variety of trade publications and at sports and entertainment events. We also sponsor a variety of events, seminars and conferences around the world. We operate approximately 35 global websites which highlight our leadership, products, services, technology, industry experience, press clippings and our community contributions. Holding true to our values, we are heavily focused on charitable donations and community work, which are highlighted on our “KLD Community” website page. We also have a number of video advertising campaigns which are shared via YouTube, Twitter and LinkedIn.

Locations

We are headquartered in McLean, VA where we house key functions including accounting, finance, human resources, legal, eDiscovery operations, eDiscovery project management, managed review and data recovery. We maintain a diverse geographic footprint globally, with over 40 locations in 19 countries. In addition, we have 10 data centers and 22 data recovery labs worldwide. We offer approximately 1,600 seats for contract attorney review in eight domestic and five international review facilities.

In addition to on-premise data centers, we deliver our proprietary Nebula platform via the cloud and Nebula Private Cloud, which means that a Nebula environment can be established in any Microsoft Azure location worldwide. The Nebula Private Cloud devices are custom-built hardware running the Nebula platform and, thus, can be deployed virtually anywhere.

Intellectual Property

We own a range of registered intellectual property rights across the world, primarily trademark registrations and patents.

We own 115 trademark registrations globally and currently have 33 trademark applications at various stages in the application process. Our material trademarks are either registered or are pending applications for registrations  in the U.S. Patent and Trademark office and various non-U.S. jurisdictions (but with a focus on the European Union, the United Kingdom, Norway, Switzerland, Japan, Australia, China, Singapore and Hong Kong). We us “KLDiscovery,” “Ontrack” and “Ibas” as our primary corporate trademarks. The trademark “KLDiscovery” has proceeded to registration in Australia, China, the European Union, Hong Kong, India, Switzerland and the United Kingdom. Additionally, we have applied to register “Nebula,” the brand name for our proprietary e-discovery platform, in our key markets and, to date, applications have proceeded to registration in the United States, the European Union, United Kingdom, Switzerland and Brazil.

“Ontrack” and “Ontrack Data Recovery” are used in Canada by us subject to a perpetual license from Kroll, LLC who own the “Kroll Ontrack” trademark in that jurisdiction. This license was granted as part of the Kroll Ontrack acquisition in December 2016.

We are the registered proprietor of over 400 domain names including our key domains used to promote our activities, being kldiscovery.com, ontrack.com and ibas.com together with many local variants of these main domain names.

We own the copyright of many of our business software and tools as they have been created by employees in the course of their employment. These include the Nebula and EDR platforms (two proprietary eDiscovery platforms for access and review of data), the PMDB Database (internal job tracking tool), Service Cloud (data recovery portal), PowerControls (data recovery software for email) and several Relativity applications to enhance the license of standard Relativity platform services.

We have a total of 24 patents, either registered in their respective jurisdiction or at application stage, including recent applications for our Nebula offering.

Employees

As of December 31, 2019, we had 2,522 employees. This total included 1,335 temporary contingent employees who are employed temporarily to work on active managed review matters. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are excellent.

Corporate Information

The mailing address of our principal executive office is 8201 Greensboro Dr., Suite 300, McLean, VA 22102 and the telephone number is (703) 288-3380. The website address is www.kldiscovery.com. Information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on our website at www.kldiscovery.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on, or that can be accessed through, our website is not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our Common Stock and Warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to Our Business

We operate in highly competitive markets and may be adversely affected by this competition.

The markets for our products and services are highly competitive and are subject to rapid technological changes and evolving client demands and needs. We compete on the basis of various factors, including product functionality, product integration, platform coverage, quality of service interoperability with third-party technologies, ability to scale and price products and services, worldwide sales infrastructure, global technical support, name recognition and reputation.

Our competitors vary in size, scope and breadth of the products and services they offer. Our competitors include software vendors that offer software products that directly compete with our product offerings. In our Data & Storage Technology (“DST”) business, we face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies. These firms are increasingly developing and incorporating into their products storage, server management software and backup that compete at some levels with our product offerings. Our competitive position could be materially adversely affected to the extent that our clients perceive the functionality incorporated into these products as replacing the need for our products. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise and market experience, and these competitors sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and face competition from other eDiscovery and data management services providers. These companies are investing significantly in research and development as well as sales and marketing. In addition, we are facing competition from the backup services solutions offered by cloud IT providers.

Our competitors may be able to adopt new or emerging technologies or address client requirements more quickly than we can. New and emerging technologies can also have the impact of allowing startup companies to enter the market more quickly than they would have been able to in the past. We may also face increased competition from companies that could pose a threat to our business by providing more in-depth offerings, adapting their products and services to meet the demands of their clients or combining with one of their competitors to enhance their products and services. A number of our principal competitors may continue to make acquisitions as a means to improve the competitiveness of their offerings. Increased competition could harm our business by causing, among other things, price reductions of our products, reduced profitability and loss of market share. In order to better serve the needs of our existing clients and to attract new clients, we must continue to:

•	enhance and improve our existing products and services (such as by adding new content and functionalities);

•	develop new products and services;

•	invest in technology; and

•	strategically acquire additional businesses and partner with other businesses in key sectors that will allow us to offer a broader array of products and services.

If we fail to compete effectively, our financial condition and results of operations would be adversely affected.

We may need to change our pricing models in order to compete successfully.

General economic and business conditions together with the intense competition we face in the sales of our products and services place pressure on us to reduce prices for our software and services, and we frequently encounter aggressive price competition. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable than ours, we may need to lower our prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing of both our on-site software business and our cloud business, as well as overall demand for our on-site software product and service offerings, which could reduce our revenues and profitability. Our competitors sometimes offer lower pricing on their support offerings, which places pressure on us to further discount our product or support pricing.

Industry pricing models are also evolving, and we anticipate that clients may increasingly request alternative pricing models. These pricing models may exacerbate existing pricing pressures, require investments in different product solutions or place us at a competitive disadvantage relative to our competitors. Moreover, the use of evolving technology by our clients to develop more complex pricing models may lead to additional pricing pressures. If we are unable to adapt our operations to these evolving pricing models, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements, and our clients adjust to, such new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in client use of our products or changes in client demand, our revenues could decrease. An increase in open source software distribution may also cause us to change our pricing models.

If we do not continue to attract, motivate and retain members of our senior management team and highly qualified employees, we may not be able to develop new and enhanced products and services or effectively manage or expand our business.

Our future success depends upon the continued service and performance of our senior management team and certain of our key technical and sales personnel. In particular, we are highly dependent on the services of Christopher J. Weiler, who currently serves as our chief executive officer. If we lose any of our senior management term or key technical and sales personnel, we may not be able to effectively manage our current and future operations, and our business, financial condition and results of operations would be adversely affected.

In addition, our business depends on our ability to continue to attract, motivate and retain highly qualified technical, managerial, and sales and marketing employees in order to implement our corporate development strategy and operations. There is a limited pool of employees who have the requisite skills, training and education. We face intense competition for qualified individuals from numerous technology, software, startup and emerging growth companies, which are active in many of the technical areas and geographic regions in which we conduct product development. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees. For example, we have agreed to provide payments to various current employees in connection with certain changes of control, and such payments may, in the aggregate, be material to us. Due to our status as a public company, these compensation packages may be higher than they would have been if we continued to be a private company. If we are unable to continue to identify or be successful in attracting, motivating and retaining appropriately qualified personnel, our ability to implement our business plan and develop and maintain our software could be adversely affected. As a result, our business, financial condition and results of operations would be adversely affected.

Our ability to expand our operations and maintain or increase our revenue is dependent on the quality of our client service and support services, and our failure to perform at a high level and provide high quality service could have a material adverse effect on our results of operations.

Our clients depend upon our client service and support staff to meet their eDiscovery needs. High-quality support services are critical for the success and sale of our services and solutions. If we fail to provide high-quality support on an ongoing basis, our clients may react negatively and our reputation in the marketplace could be materially and adversely affected, which would negatively impact our ability to secure contracts from existing and potential clients. Our failure to maintain high-quality support services could have a material and adverse effect on our business, results of operations and financial condition. Further, we may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our clients. Further client demand for these services could increase our costs and adversely affect our operating results.

An outbreak of disease or similar public health threat, such as a novel strain of coronavirus, could have a material adverse impact on the Company’s business, operating results and financial condition.

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Starting in late 2019, there was an outbreak of a novel strain of coronavirus (“COVID-19”) in Wuhan, China that has since spread to other regions in China and the rest of the world. It has recently been declared a pandemic by the World Health Organization and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We have offices in 20 countries, including regions most impacted by COVID-19.  We have transitioned the majority of our workforce to a remote working model, whereby employees execute their job functions from home leveraging a 2-factor authenticated and secure VPN. Notably, the company’s document review business, which has always been conducted entirely at our facilities, has transitioned to a remote model to ensure continuity of operations. If shutdowns continue, our sales force and in-person services may be impacted, which could impact our sales and operating results.  The extent to which COVID-19 will impact our results, including the ability of our customers to continue to pay in a timely manner, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could adversely impact our business, financial condition or results of operations.

We process, store and use personal and other special datasets on behalf of some of our clients, which subjects us to governmental regulation and other legal obligations related to privacy and information security, and our actual or perceived failure to comply with such obligations could harm our business and reputation.

We collect, store, transmit, use, disclose and process data that was collected from or about natural persons or their devices (“personally identifiable information” or “PII”) and other sensitive client data. In addition to terms in our contractual arrangements with our clients, there are numerous federal, state, local and foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of such PII and other personal or client data, the scope of which is continually evolving and subject to differing interpretations. We and our clients must comply with such laws, regulations and directives and we and our clients may be subject to significant consequences, including penalties and fines, for our failure to comply.

For example, on May 25, 2018, the General Data Protection Regulation 679/2016 (“GDPR”) replaced the Data Protection Directive 95/46/EC with respect to the processing of PII in the European Union. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-E.U. processors who process personal data on behalf of E.U. controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of the PII. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual revenue for the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to ensure that we collect and process PII in a compliant way and re-draft of all our standard contracts to meet specific articles within the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from Europe to the United States. For example, the E.U.-U.S. Privacy Shield Framework, of which we are accredited, is under review and there is currently litigation challenging other E.U. mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by European courts or legislatures (as was the case for the earlier Safe Harbor Framework). We rely on a mixture of mechanisms to transfer our internal PII from the European Union to the United States, and we could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in European courts. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results.

Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others (including clients), a loss of client confidence, damage to our brand and reputation or a loss of clients, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with clients. For example, some countries have adopted laws mandating that PII regarding clients in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

Additionally, in connection with some of our product initiatives, we expect that our clients may increasingly use our cloud services to store and process PII and other regulated data. We post, on our websites, and, where appropriate, within our products, our privacy policies and practices concerning the treatment of PII that we hold as a “controller.” While we include minimum privacy or information security commitments in our contracts, E.U. requirements may make it so that we will be unable to do business without such commitments. Any failure by us to timely amend client contracts to conform to changing data protection laws, or to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy or information security commitments contained in our contracts could result in proceedings against us by governmental entities or others, including individual rights of action, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon any liability we may have as a result of lawsuits or regulatory actions could also harm our reputation or otherwise impact the growth of our business. Furthermore, although we market and sell products to our clients to help them comply with federal, state, local and foreign laws, regulations and directives, including the GDPR, our clients are responsible for ensuring they are in compliance with such laws, regulations and directives. Any failure by our clients to comply could result in significant consequences to them, including penalties and fines, and despite the existence of contractual exclusions and marketing disclaimers which make their responsibility for their own compliance clear, our clients may file claims or seek indemnification from us, which may result in reputational harm and require us to expend time, effort and costs to defend such claims or respond to indemnification requests.

In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our clients or us. Any significant change to applicable laws, regulations, directives or industry practices regarding the collection, storage, transmission, processing, use or disclosure of our clients’ data, or regarding the manner in which the express or implied consent of clients for the collection, storage, transmission, processing, use and disclosure of such data is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our clients voluntarily share with us. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to clients or other third parties, our privacy-related legal obligations or any compromise of security that results in the unauthorized access to, use, release or transfer of PII or other client data, may result in governmental enforcement actions, litigation, negative media attention or public statements against us by consumer advocacy groups or others and could cause our clients to lose trust in us, which would have an adverse effect on our reputation and business. Our clients may also accidentally disclose their passwords or store them on a mobile device that may be lost or stolen, resulting in unauthorized access to their data and creating the perception that our systems are not secure against third-party access. Additionally, if employees or third parties that we work with, such as contractors, vendors or developers, violate applicable laws or our policies, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business.

We have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against us resulting from the failures of cloud computing providers which we may partner with. While we do limit this in our contractual agreements with clients, the failure to comply with data protection laws and regulations by our clients and business partners who provide cloud computing services could have a material adverse effect on our business. Some cloud computing providers have been reluctant to provide us with information which we need in order to comply with E.U. privacy laws, and some providers refuse to offer legally compliant terms or offer terms that are commercially reasonable. We will need to modify our procurement processes in response to changing client and regulatory demands. If we fail to do so correctly, or in a timely manner, we may experience disruptions in client relationships, or receive regulatory inquiries or be the subject of government enforcement actions, which may in turn cause a material loss in revenues or damage our brand and reputation.

We have acquired businesses in the past, and we may consider opportunities in the future to acquire other companies, assets or product lines that complement or expand our business. If we are unsuccessful in integrating these companies or product lines with our existing operations, or if integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of an acquired business could have an adverse effect on our results of operations.

Achieving the anticipated benefits of any acquisitions depends in part upon whether we can integrate new businesses in an efficient and effective manner. The integration of any acquired businesses involves a number of risks, including, but not limited to:

•	the complexity, time and costs associated with the integration of acquired business operations, workforce, products and technologies;
•	the diversion of management time and attention;
•	unexpected losses of key employees or clients of the acquired business, including costs associated with the termination or replacement of those employees;
•	failure to fully achieve expected synergies and cost savings;
•	difficulties in conforming standards, processes, systems, procedures and controls of the acquired business with our operations;
•	demands on management related to any increases in the scope, geographic diversity and complexity of our operations;
•	difficulties in transferring processes and know-how;
•	the assumption of liabilities of the acquired businesses, including litigation related to the acquired business;
•	the reduction of cash available for operations and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt; and
•	the impairment of relationships with clients or business partners of the acquired business or our own clients as a result of any integration of operations;
•	the addition of acquisition-related debt as well as increased expenses and working capital requirements;
•

substantial accounting charges for restructuring and related expenses, write-off of in process research and development, impairment of goodwill, amortization of intangible assets and stock-based compensation expense;

•	managing tax costs and inefficiencies associated with the integration of acquired businesses; and
•	risks relating to the challenges and costs of closing a transaction.

Successful integration of any acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened product and service offerings and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial strength and growth we anticipate from the acquisitions.

We may not realize our anticipated benefits from our acquisitions, if any, or may be unable to efficiently and effectively integrate acquired operations as planned. If we fail to integrate acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate, we may experience material adverse effects on our business, financial condition, results of operations and future prospects.

Defects, disruptions, performance problems or risks related to the provision of our product offerings could impair our ability to deliver our services and could expose us to liability, damage our brand and reputation or otherwise negatively impact our business

Certain of our products and services utilize software solutions developed by us or third parties for our clients’ needs, and new releases of software products are issued to our clients periodically. Complex software products, such as those we offer, may contain undetected errors or defects, especially when they are first introduced or new versions are released. Despite testing, these undetected errors may be discovered only after a product has been installed and used either in our internal processing system or by our clients, and could result in unanticipated service interruptions or other performance problems and cause damage to our clients’ businesses. If that occurs, clients could elect not to renew with us, to delay or withhold payment to us, or to make warranty or other claims against us, and we could be obligated to provide service credits based on our failure to meet service level commitments, which could result in additional expense and risk of litigation.

We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective products and services. The occurrence of errors in our products or services, the discovery of security vulnerabilities or the detection of bugs by our clients may damage our reputation in the market and our relationships with our existing clients, and as a result, we may be unable to attract or retain clients.

In addition, because our products and services are used to manage data that is often critical to our clients, they may have a greater sensitivity to defects in our products than to defects in other, less critical, applications. As a result, the licensing and support of our products and services involve the risk of product liability claims. Our license agreements with our clients typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our license agreements vary and may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover all potential claims.

Our products, SaaS offerings, website and networks may be subject to intentional or accidental disruption that could materially adversely affect our reputation, business and future sales.

Despite our precautions and significant ongoing investments to protect against security risks such as data breaches, cyber-attacks and other intentional or accidental disruptions of our products, offerings and networks, we expect to be an ongoing target of attacks specifically designed to breach or interrupt our networks and systems, which could harm our reputation and result in litigation, fines and penalties. Sophisticated actors may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions to our services. Our products may come under focused threats and attacks and we or our clients may suffer data loss as a consequence of such attacks on our products. Such cyber-attacks threaten to misappropriate our proprietary information and cause interruptions of our information technology (“IT”) services. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or detect these techniques. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and networks. We have experienced and defended against threats to our systems and security including malware, phishing attacks and Distributed Denial of Service attacks, with none having had a material adverse effect on our business to date. However, we may experience more serious incidents in the future. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of our clients’ data in cloud-based environments.

We outsource a number of our internal business functions to third-party contractors, and some of our client facing business operations depend, in part, on the success of our contractors’ own cybersecurity measures. We also partner with cloud service providers for some client service offerings. Similarly, particularly for the DST business, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential information and deploy our IT resources in a safe and secure fashion and in accordance with our policies so as not to expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems, policies and procedures, and those of our contractors, partners and vendors fail to protect against unauthorized access, cyber-attacks or the mishandling of information by our employees, contractors, partners or vendors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen or mishandled;
•

our sensitive or prorietary data or the sensitive and prorietary data of our could be rendered unavailable through a ransomware attack, resulting in potentially significant service disruptions, negative publicity, and loss of business

•

our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;

•

our ability to process client orders and electronically deliver products and services could be lost or degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•

defects and security vulnerabilities could be exploited or introduced into our products or our cloud offerings, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our clients vulnerable to further data loss and cyber incidents; and

•	PII, protected health information (“PHI”) or other confidential data of our clients, employees and business partners could be stolen or lost.

Should any of the above events occur, we could be subject to significant claims for liability from our clients and regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. The regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of PII, PHI or credit card information of users of our services can be significant in terms of fines and reputational impact, and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations would be materially adversely affected.

Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.

We are heavily reliant on our technology and infrastructure to provide our products and services to our clients. For example, we provide services through computer hardware that is located in our 10 global data centers around the world as well as in cloud-based data centers offered through the Microsoft Azure Cloud. Our physical data centers are vulnerable to damage, interruption or performance problems from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a data center, or other unanticipated problems could result in interruptions in the delivery of certain of our products and services.

Any errors, defects, disruptions or other performance problems with our systems, products and services could reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their agreements with us, commence or threaten litigation against us, harm our reputation and damage our clients’ businesses. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products and services could impact our revenues or cause clients to cease doing business with us. In addition, our business would be harmed if any events of this nature caused our clients and potential clients to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations.

If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features and reliability of our existing products and services or adapt our business model to keep pace with industry trends, our business and operating results could be materially adversely affected.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing client needs. We believe that key competitive factors in the markets we serve include the breadth and quality of professional services, system and software solution offerings, product integration, platform coverage, the stability of our information systems, the features and capabilities of our product and service offerings, the pricing of our products and services, and the potential for future product and service enhancements. Our future success depends on our ability to keep pace with technological changes and to respond to the rapidly changing needs of our clients by developing or introducing new products, product upgrades and services on a timely and cost-effective basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. Clients may require features and capabilities that our current products and services do not have, such as remote collections from mobile phones. We need to successfully respond to significant market challenges to our existing product portfolio as well as invest in new growth areas based on our core technical capabilities. Our failure to develop products and services that satisfy client preferences in a timely and cost-effective manner may harm our ability to maintain relationships with existing clients, as well as our ability to create or increase demand for our products and services, and may materially adversely affect our operating results. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits. New product development and introduction involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, which can fluctuate as new features are developed;
•	designing and marketing products and professional services solutions that will be adopted by our client base as well as attract new clients for our technology;
•	managing clients’ transitions to new products and services;
•	adapting to emerging and evolving industry standards and to technological developments by our competitors and clients;
•

extending the operation of our products and services to new and evolving platforms, operating systems, operating environments and models, including support of new workloads and data management technologies, and hardware products;

•	clients’ ability to upgrade to the most current versions of software to take advantage of new functionalities;
•	reacting to trends and predicting which technologies will be successful and develop into industry standards;
•	tailoring our business and pricing models appropriately as we enter new markets and respond to competitive pressures and technological changes;
•	extending or creating technology alliances with other key technology players in our industry;
•	managing new product and service strategies for the markets in which we operate;

•	addressing trade compliance issues affecting our ability to ship our products;
•	developing or expanding efficient sales channels; and
•

obtaining sufficient licenses to technology and technical access from proprietary software providers, open source software providers and operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems.

If we are not successful in managing these risks and challenges, if our new products, product upgrades and services are not technologically competitive or do not achieve market acceptance, or if our efforts are more costly or resource-intensive than anticipated or fail to achieve the expected outcomes, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain, promote or expand our brand through effective marketing practices, our brand and business could be adversely affected.

We believe that maintaining and promoting our brand in a cost-effective manner is critical to retaining and expanding our client base. We have invested considerable money and resources in the establishment and maintenance of our brand, and we will continue to invest resources in brand marketing and other efforts to continue to preserve and enhance consumer awareness. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

We utilize internet search engines such as Google, principally through the purchase of keywords, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part on how and where information is from, and links to our websites are displayed on search engine results pages. Search engines frequently update and change the algorithm that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites, our business and financial performance would be adversely affected.

We develop products and services that interoperate with certain software, operating systems and hardware developed by others, and if the developers of such software, operating systems and hardware do not cooperate with us, if we are unable to obtain access to their new products or if we are unable to devote the necessary resources so that our applications interoperate with those third-party systems, our development efforts may be delayed or foreclosed and our business, financial condition and results of operations may be adversely affected.

Our products and services operate primarily on the Windows, UNIX and Linux operating systems, are used in conjunction with the Microsoft SQL and Microsoft Azure platforms, and operate on hardware devices of numerous manufacturers. When new or updated versions of these operating systems, software applications and hardware devices are introduced, it is often necessary for us to develop updated versions of our software applications so that they interoperate properly with these systems and devices. We may not accomplish these development efforts quickly or cost-effectively, or at all, and it is not clear what the relative growth rates of these operating systems and hardware will be. These development efforts require the cooperation of the developers of the operating systems, software applications, and hardware, as well as substantial capital investment and the devotion of substantial employee and/or financial resources. For some operating systems, we must obtain some proprietary application program interfaces from the owner in order to develop software applications that interoperate with the operating system. Operating system and software owners have no obligation to assist in these development efforts, provide us with early access to their technology and products or share with or sell to us any application program interfaces, formats or protocols we may need. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis, or at all, we may experience product development delays or be unable to expand our software applications into other areas.

A large number of our proprietary software and applications are built on commonly used “open source” licenses. We maintain a record of all “open source” licenses used for such software and applications. Despite this, a failure to materially comply with the terms of such “open source” licenses could negatively affect our business and subject us to possible litigation.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We are a multinational company with worldwide operations, including significant business operations in Europe. On January 31, 2020, the United Kingdom formally withdrew from the European Union. The withdrawal process has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and that this may have political consequences not only in the United Kingdom but in other member states. The terms of any future trading relationship between the United Kingdom and the European Union are subject to negotiation and are currently uncertain. The United Kingdom’s withdrawal from the European Union has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union.

Although we generated only approximately 9% of our revenues in the United Kingdom for the year ended December 31, 2019, these developments and the potential consequences of them, have had and may continue to have a material adverse effect upon global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future UK laws and regulations, including data protection and the United Kingdom’s interaction with member states applying the GDPR, financial laws and regulations, tax and free trade agreements, immigration and employment laws, could increase costs, depress economic activity, impair our ability to attract and retain qualified personnel, and have other adverse consequences. Any of these factors may have a material adverse effect on our business, results of operations, financial condition and prospects.

The unavailability of third-party technology could adversely impact our revenue and results of operations.

We license certain eDiscovery-related software from third parties and incorporate or integrate such components into and with our services and products. For instance, we integrate third-party solutions licensed from certain providers such as Relativity, a key supplier of one of our eDiscovery platforms, with the delivery of our eDiscovery services and products. While we have developed our own proprietary platforms, certain third-party software, such as that licensed from Relativity, has become central to the operation and delivery of our eDiscovery services and products.

Certain of our third-party software license contracts expire within the next one to three years and may be renewed only by mutual consent For instance, our license contract with Relativity expires in December 31, 2020. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain eDiscovery-related services and products to our clients. In addition, our third-party software licenses are non-exclusive. For example, all of our primary competitors in the eDiscovery business use Relativity in connection with their eDiscovery platforms (in addition to any proprietary platforms that they may own themselves).

If certain of our third-party licensors were to change their product offerings, cease actively supporting their existing technologies, fail to update and enhance their technologies to keep pace with changing industry standards, encounter technical difficulties in the continued development of their technologies, significantly increase prices, terminate our licenses, suffer significant capacity or supply chain constraints or suffer other disruptions, we would need to identify alternative suppliers and incur additional internal and/or external development costs to ensure continued performance of our eDiscovery-related services and products. Such alternatives may not be available on attractive terms, or at all, or may not be as widely accepted or as effective as the software provided by our existing suppliers. If the cost of licensing or maintaining this third-party technology significantly increases, our revenues could significantly decrease. In addition, interruptions in the functionality of our services and products resulting from changes in or with our third party licensors could adversely affect our commitments to clients, future sales of our services and products solutions, and negatively affect our business, financial condition and results of operations.

We utilize various web service providers, such as Microsoft Azure, for the delivery of our cloud-based products. These services are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. These systems are vulnerable to damage or interruption and have experienced interruptions in the past. A prolonged web service disruption affecting our cloud-based offerings for any of the foregoing reasons would negatively impact our ability to serve our clients and could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the web services we use. Interruptions in these third party-services on which we rely could affect the security or availability of our products and cloud infrastructure and could have a material adverse effect on our business. In addition, these web services providers may generally terminate our agreements for convenience upon providing some nominal period of notice and may terminate our agreements for cause if a breach by us has not been cured within a short time period. In the event that our service agreements are terminated, or there is a lapse of service, elimination of web services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platforms as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which may adversely affect our business, operating results and financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the OTC Pink Sheet Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ended December 31, 2020. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Common Stock.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock.

If we encounter difficulties as we implement our new consolidated business systems, our business may be adversely affected.

We are in the process of implementing new consolidated business systems across our global operations. We rely on our IT to help us effectively manage our client relationships, sales information, order processing and support and marketing services, and we anticipate that the implementation of new consolidated business systems will improve our processes. However, there is a risk that implementation of these new systems will not achieve these expected benefits as quickly as anticipated or at all. In addition, there can be no assurance that there will not be errors, delays or other related issues resulting from the transition to our new business systems and adjustments to associated business processes, or that we will be able to fix any error or issue. Such errors, delays or issues may result in unanticipated costs or expenditures and divert the attention of key senior management away from other aspects of our business, which may adversely affect our business, operating results and financial condition.

We have international business operations, which subjects us to additional risks associated with these international operations.

We have significant international operations with more than 40 locations in 19 countries, including data centers in Canada, England, France, Germany, Ireland and Japan. We may expand our international operations if we identify growth opportunities. Our international operations are subject to the following risks, among others:

•	foreign certification, licensing and regulatory requirements, which may be substantially more complex or burdensome than our domestic requirements;
•	risk associated with selecting or terminating partners for foreign expansion, including marketing agents, distributors or other strategic partners for particular markets;
•	risk associated with local ownership and/or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations;
•	reduced protection of confidential consumer information in some countries
•	political unrest, international hostilities, military actions, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
•	differing economic cycles and adverse economic conditions;
•	unexpected changes in and compliance with foreign regulatory requirements;
•	regulations or restrictions on the use, import or export of technologies that could delay or prevent the acceptance and use of our products;
•	differing business practices, which may require us to enter into agreements that include non-standard terms;
•	varying tax regimes, including with respect to the imposition of withholding taxes on remittances and other payments by our partnerships or subsidiaries;
•	differing labor regulations;
•	foreign exchange controls and restrictions on repatriation of funds from our international subsidiaries;
•	fluctuations in currency exchange rates, economic instability and inflationary conditions;

•	inability to collect payments or seek recourse under or comply with ambiguous or vague commercial or other laws;
•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•	varying attitudes towards censorship and the treatment of information service providers by foreign governments, in particular in emerging markets;
•	difficulties in attracting and retaining qualified management and employees, or rationalizing our workforce;
•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	costs and delays associated with developing software and providing support in multiple languages; and
•	difficulties in penetrating new markets due to entrenched competitors, lack of recognition of our brands or lack of local acceptance of our products and services.

Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially affected.

If we do not protect our proprietary rights and information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

Most of our products and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures, and through copyright, patent, trademark and trade secret laws of the United States and international jurisdictions. In addition, we use licenses, non-disclosure agreements and other agreements to restrict the use of our products by our clients and other third parties. However, all of these measures afford only limited protection and may be challenged, invalidated, disregarded, declared unenforceable or circumvented by third parties, and we may not have effective remedies to protect our proprietary rights. Third parties may copy or reverse engineer all or portions of our products and underlying technology or otherwise misappropriate, use, distribute or sell our proprietary technology without authorization. Moreover, we may not be able to obtain effective protection for the technology underlying our new products and services as they are developed. For example, any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the protection we seek, if at all. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not have effective remedies available to ameliorate unauthorized disclosure of our intellectual property.

Third parties may also develop similar or superior technology by designing around our patents and the other intellectual property protections or independently developing technology that does not infringe, misappropriate or violate our intellectual property rights in the United States or elsewhere. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may not be able to prevent unauthorized use of our products in those countries. For example, for some of our products, we rely on “shrink-wrap” or “click-wrap” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. The unauthorized sale, distribution or use of our products or proprietary technology could result in reduced sales of our products, or diminish our brand and reputation. Any legal action to protect proprietary technology that we may bring or be engaged in with a client, strategic partner or vendor could adversely affect our ability to access software, operating systems and/or hardware platforms of such client, partner or vendor, or cause such partner or vendor to choose not to offer our products to their clients. In addition, any legal action we engage in to protect our proprietary technology could be costly, may distract management from day-to-day operations and may lead to additional claims against us, and we may not succeed; any of which could materially adversely affect.

General economic conditions and the cyclical nature of certain markets we serve may adversely affect our results of operations and financial condition.

Our financial performance depends on the economic conditions in the markets we serve and on the general condition of the global economy. Any sustained weakness in demand for our products and services as a result of a downturn of, or uncertainty in, the global economy or in any specific market we serve may adversely affect our results of operations and financial condition. For instance, any decrease in litigation filings, class action proceedings and settlement administrations at our clients may reduce the demand for our products and services. For instance, we experienced a short-term decreased demand for our eDiscovery solutions during the U.S. federal government shutdown in January 2019 as a result of decreased litigation activity.

Exchange rate fluctuations and volatility in global currency markets may have a significant impact on our results of operations.

As a company with global operations, we face exposure to adverse movements in foreign currency exchange rates. Exchange rate movements in our currency exposures may cause fluctuations in our financial statements. Due to our global presence, a portion of our revenues, operating expense and assets and liabilities are non-U.S. dollar denominated and therefore subject to foreign currency fluctuation. We face exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense across Europe and Asia. For example, an increase in the value of non-U.S. dollar currencies against the U.S. dollar could increase costs for delivery of products, services and also increase cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies by increasing labor and other costs that are denominated in such local currencies. In addition, an increase in the value of the U.S. dollar could increase the real cost to our clients of our products in those markets outside the United States where we price our products and services in U.S. dollars. As a result of the foregoing, our results of operations may be materially adversely affected. These risks related to exchange rate fluctuations and currency volatility may increase in future periods as our operations outside of the United States continue to expand.

We may in the future hedge against currency exposure associated with anticipated foreign currency cash flows or assets and liabilities denominated in foreign currency. Such attempts to offset the impact of currency fluctuations are costly, and there can be no assurance that currency hedging activities would be successful. Losses associated with these hedging instruments may negatively affect our results of operations, and any such currency hedging activities themselves would be subject to risk, including risks related to counterparty performance.

Our substantial levels of indebtedness could adversely affect our financial condition.

As of December 31, 2019, we had approximately $506 million of indebtedness, consisting of borrowings under our First Lien Facility (as defined herein) and the Debentures. See “Item 13 - Certain Relationships and Related Person Transactions” for additional information.

Our indebtedness could have important consequences to us and our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•

requiring the dedication of a substantial portion of cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting flexibility in planning for, or reacting to, changes in our business and the competitive environment; and
•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

In addition, as our indebtedness matures between December 2021 and December 19, 2024, or if we are unable to service our high level of indebtedness, we may need to restructure or refinance all or a portion of our indebtedness, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. Furthermore, we may not be able to invest in our business and as a result, we may not be able to achieve our forecasted results of operation.

If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness and foreclosure on the assets that secure such indebtedness.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

Our failure to comply with the export controls and trade and economic sanctions laws and regulations of the United States and various international jurisdictions could result in legal liability and materially adversely affect our reputation and results of operations.

Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations, the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs, the United Nations Security Council, and other laws and regulations of a similar nature administered and enforced by relevant government authorities (collectively, “Trade Controls”). Such Trade Controls may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries, as well as with individuals or entities that are the subject of Trade Controls-related prohibitions and restrictions. For example, our ability to procure items necessary for our business activities could be adversely impacted by the imposition of export or sanctions-related prohibitions or restrictions on our contractual counterparties. Similarly, our sales of certain commodities, software and technology, and our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Similarly, our ability to procure such items necessary for our business activities could be adversely impacted by the imposition of export or sanctions-related prohibitions or restrictions on our contractual counterparties. Our failure to successfully comply with applicable Trade Controls may expose us to negative legal and business consequences, including civil or criminal penalties, government investigations, disgorgement of profits, injunctions and suspension or debarment from government contracts, other remedial measures, and reputational harm. Investigations of alleged violations can be expensive and disruptive. Although we have implemented internal measures reasonably designed to promote compliance with applicable Trade Controls, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

The software and internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.

We have received in the past, and may receive in the future, communications from third parties alleging infringement of their intellectual property rights, including claims regarding patents, copyrights, trade secrets and trademarks.

Because of the constant technological change in the markets in which we compete and the extensive coverage of intellectual property protection for existing technologies, including software patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers.

Any such intellectual property claim, with or without merit, could result in costly litigation and distract management from day-to-day operations, and the outcomes of such claims are uncertain. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of or redesign our products, stop offering (or temporarily stop offering) our services to others, pay monetary amounts as damages, enter into royalty or licensing arrangements or satisfy indemnification obligations that we have with some of our clients, which could materially adversely affect our business, results of operations, financial condition or cash flows. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. In addition, certain client agreements require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. We have made and expect to continue making significant expenditures to preempt, investigate, defend and settle claims related to the use of technology and intellectual property rights, including trademarks, as part of our strategy to manage this risk.

Our failure to comply with the anti-corruption laws and regulations of the United States and various international jurisdictions could materially adversely affect our reputation and results of operations.

Doing business on a worldwide basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the U.K. Bribery Act. We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption.

Our global operations expose us to the risk of violating, or being accused of violating, anti-corruption laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.

We have substantial balances of goodwill and identified intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

Based on the results of the annual impairment test as of October 1, 2019, the fair value of our reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. If we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We are subject to income taxes in the United States and various non-U.S. jurisdictions. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results.

In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS companies. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Taxing authorities may successfully assert that we should have collected or in the future should collect additional sales and use taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We have not historically filed sales and use tax returns or collected sales and use taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Taxing authorities may seek to impose such taxes on us, including for past sales, which could result in penalties and interest. Any such tax assessments may adversely affect the results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct integrated operations internationally through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries and between our subsidiaries and us. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. Such reallocations may subject us to interest and penalties that would increase our consolidated tax liability and could adversely affect our financial condition, results of operations and cash flows.

The price of our Common Stock may be volatile.

The price of our Common Stock may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in industry;
•	mergers and strategic alliances in the industry in which we operate;
•	market prices and conditions in the industry in which we operate;
•	changes in government regulation;
•	potential or actual military conflicts or acts of terrorism;
•	announcements concerning us or our competitors; and
•	the general state of the securities markets.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Furthermore, because a large number of Pivotal stockholders holding public shares demanded that Pivotal convert their shares into a pro rata portion of the trust account in connection with the Business Combination, the public “float” of our Common Stock was significantly reduced following the Business Combination, further exacerbating this volatility.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

We currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the trading price and volume for our Common Stock could be adversely affected.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

As of the date of this Annual Report on Form 10-K, we have Warrants outstanding to purchase up to an aggregate of 29,350,000 shares of Common Stock and may issue an aggregate of 2,200,000 shares of Common Stock to certain of our stockholders if the reported closing sale price of our Common Stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Merger. We also have the ability to initially issue up to 7,500,000 shares under the 2019 Incentive Award Plan (the “2019 Plan”). Additionally, in the event we voluntarily prepay all or a portion of the Debentures prior to maturity, the holders of such prepaid Debentures will have the right to purchase shares of our Common Stock in amount commensurate in value to the pre-payment at a price of $18 per share, subject to adjustment (the “conversion price”). The holders of the Debentures also have the option to convert the Debentures into shares of our Common Stock at the conversion price at any time. The number of shares that may be issued in such a circumstance cannot be determined at this time. We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•	our existing stockholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available per share, including for payment of dividends in the future, may decrease;
•	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•	the market price of our shares of Common Stock may decline.

Our charter contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our second amended and restated certificate of incorporation contains provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions, including, among other things:

•

provisions that authorize our board of directors, without action by our stockholders, to issue additional shares of Common Stock and preferred stock with preferential rights determined by our board of directors;

•	provisions that permit only a majority of our board of directors to call stockholder meetings and therefore do not permit stockholders to call stockholder meetings;
•

provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings;

•	provisions limiting stockholders’ ability to act by written consent; and
•	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their Common Stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With our staggered board of directors, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Our second amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the second amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our second amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Notwithstanding the foregoing, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Future resales of Common Stock may cause the market price of our securities to drop significantly, even if the our business is doing well.

The Founder, the former officers and directors of Pivotal, and certain of our stockholders were granted certain rights, pursuant to a registration rights agreement, dated as of the Closing Date, entered into in connection with the consummation of the Business Combination among the Company, the stockholders LD Topco, the holders of the founder shares and certain other securityholders of the Company (the “Registration Rights Agreement”), to require us to register, in certain circumstances, the resale under the Securities Act of Common Stock held by them, subject to certain conditions. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or putting significant downward pressure on the price of our stock.

An active, liquid and orderly trading market for our Common Stock may not develop or be maintained, and our stock price may be volatile.

Our Common Stock currently trades in over-the-counter markets and is quoted on the OTC Pink Sheet Market under the ticker symbol “KLDI.” An active, liquid and orderly trading market for our Common Stock may not develop or be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Common Stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Common Stock, you could lose a substantial part or all of your investment in our Common Stock.

The following factors, among others, could affect our stock price:

•	our operating and financial performance, including reserve estimates;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	research analysts’ coverage of our Common Stock, or their failure to cover our Common Stock;
•	sales of our Common Stock by us, our directors or officers or the selling stockholders or the perception that such sales may occur;
•	our payment of dividends;
•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section or described elsewhere in this Annual Report on Form 10-K.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline, which could have a material adverse effect on your investment in our securities.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. Securities and industry analysts do not currently, and may never, publish research on the company. If no securities or industry analysts commence coverage of our company, our stock price and trading volume could be negatively impacted. If any of the analysts who may cover the company change their recommendation regarding our stock adversely, provide more favorable relative recommendations about our competitors or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If any analyst who may cover us ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We may fail to realize any or all of the anticipated benefits of the Business Combination.

The success of the Business Combination depends, in part, on our ability to successfully manage and deploy the cash received upon the consummation of the Business Combination. Although we intend to use the cash received upon the consummation of the Business Combination for the continued development of our product candidates, there can be no assurance that we will be able to achieve our intended objectives.

The price of our Common Stock is subject to increased volatility and the Rule 144 resale exemption is unavailable for our securities because the Business Combination resulted in a merger with a special purpose acquisition company.

The Business Combination resulted in our merging with a special purpose acquisition company (“SPAC”), which can cause additional volatility in the price of our Common Stock. We expect that the price of our Common Stock and of that of SPACs in general may be more volatile compared to the stock price of an operating company.

Rule 144 of the Securities Act provides a safe harbor under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. However, Rule 144 is unavailable for securities of former SPACs until, among other things, twelve months have elapsed since the former SPAC has filed “Form 10 information” with the SEC. After the completion of the Business Combination, our stockholders may not rely on Rule 144 for resales of their Common Stock for a minimum of one year, which can impair the ability to resell our Common Stock at a favorable return.

The current unavailability and potential future unavailability of the Rule 144 resale exemption for our Common Stock could have an adverse effect on the market price of our Common Stock.

We have never paid dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be our stockholders’ sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any properties and all of our material physical properties are occupied pursuant to either the terms of a negotiated lease or another contractual arrangement for occupation of space, such as space rental in a data center facility.

The table below presents summary information regarding our material properties as of December 31, 2019.

Location	Legal Technologies Office	Data Storage Technologies Office	Managed Review Facility	Data Center	Clean Room
Fountain Valley, California, United States		X			X
Washington DC, United States	X		X
Doral, Florida, United States	X		X
Chicago, Illinois, United States	X		X
Eden Prairie, Minnesota, United States	X	X	X		X
Rutherford, New Jersey, United States		X			X
New York, New York, United States	X		X
New York, New York, United States		X (Franchise)
Pittsburgh, Pennsylvania, United States	X		X
McLean, Virginia, United States	X	X	X	X	X
Brisbane, Australia	X	X			X
Sydney, Australia	X		X
Toronto, Canada		X			X
Toronto, Canada	X		X
Suzhou, China		X			X
Helsinki, Finland		X			X
Paris, France	X	X			X
Boblingen, Germany	X	X	X		X
Won Chai, Hong Kong	X
North Point, Hong Kong		X			X
Varese, Italy		X			X
Tokyo, Japan	X	X			X
Shanghai, China		X
Amsterdam, Netherlands		X			X
Kongsvinger, Norway	X	X			X
Katowice, Poland	X	X	X		X
Singapore	X	X			X
Madrid, Spain		X			X
Uppsala, Sweden		X			X
Wallisellen, Switzerland		X			X
Surrey, United Kingdom		X			X
London, United Kingdom	X		X
Toronto, Canada				X
Paris, France				X
Frankfurt, Germany				X
Balleycoolin, Ireland				X
Toyko, Japan				X
Brooklyn Park, Minnesota, United States				X
Austin, Texas, United States	X			X
Slough, United Kingdom				X
Ashburn, Virginia, United States				X
Chicago, Illinois, United States	X
Dublin, Ireland	X
Detroit, Michigan, United States			X

Item 3. Legal Proceedings.

We are currently not a party to any legal proceedings that are expected to have a material adverse effect on our business or financial condition. From time-to-time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001 per share, is quoted on the OTC Pink Sheet Market under the symbol “KLDI.”  Our public warrants are quoted on the OTC Pink Sheet Market under the symbol “KLDIW”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 31, 2019, there were 69 holders of record of our common stock, and 8 holders of record of our warrants.

On February 18, 2020, we filed a registration statement on Form S-8, registering 7,500,000 shares of common stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the 2019 Plan. The following types of awards can be issued under the 2019 Plan: stock options, stock appreciation rights, restricted stock, restricted stock units, performance compensation awards and other stock-based awards.

Unregistered Sales of Equity Securities

On December 16, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ontario Teachers’ Pension Plan, another large global financial institution and affiliates of MGG Investment Group, LP, an affiliate of Kevin Griffin, a director of Pivotal (the “Purchasers”). Pursuant to the Purchase Agreement, on the Closing Date, we sold to the Purchasers an aggregate of $200 million of Debentures. We issued the Debentures in a private placement, exempt from registration provided by Section 4(a)(2) of the Securities Act. Neither the Debentures nor the underlying shares of Common Stock (or shares subject to purchase by the Purchasers following an optional redemption) have been registered under the Securities Act nor may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition, in connection with the issuance of the Debentures and pursuant to the Purchase Agreement, certain of the Purchasers also purchased from us on the Closing Date an aggregate of 2,097,974 shares of our Common Stock and 1,764,719 Debenture Holder Warrants for the aggregate price of approximately $1.8 million. Such shares of Common Stock and Debenture Holder Warrants were issued in a private placement exempt from registration provided by Section 4(a)(2) of the Securities Act. Neither such Common Stock nor such Debenture Holder Warrants (or the shares of Common stock for which the Debenture Holder Warrants are exercisable) have been registered under the Securities Act or may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We do not intend to file a shelf registration statement for the resale of the Debentures, any shares of Common Stock issuable pursuant to the terms of the Debentures or any shares of Common Stock or Debenture Holder Warrants to purchase Common Stock sold or issuable pursuant to the terms of the Purchase Agreement.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

Stock‑based Incentive Plan Information

The following table provides certain information as of December 31, 2019, with respect to our equity compensation plans under which common stock is authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	514,710	$9.90	6,985,290

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated statements of operations, balance sheets and other data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for each of the two years in the period ended December 31, 2019, and the selected consolidated balance sheet data as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future operating results.

Non-U.S. GAAP Financial Measures

We prepare audited financial statements in accordance with U.S. GAAP. We also disclose and discuss other non-U.S. GAAP financial measures such as EBITDA and adjusted EBITDA. We believe that these measures are relevant and provide useful supplemental information to investors by providing a baseline for evaluation and comparing our operating performance against that of other companies in our industry.

The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry. We believe these non-U.S. GAAP financial measures reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, management fees and equity compensation, acquisition and transaction costs, restructuring costs, systems establishment and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, and provide information about our cost structure, that helps track our operating progress. We encourage investors and potential investors to carefully review the U.S. GAAP financial information and compare them with our EBITDA and adjusted EBITDA.

Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), depreciation and amortization. We view adjusted EBITDA as our operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business and exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•

Acquisition, financing and transaction costs generally represented by non-ordinary course earn-out valuation changes, rating agency fees, letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

•

Strategic initiatives expenses relate to costs resulting from pursuing strategic business opportunities. We do not consider the amounts to be representative of the day-to-day operating performance of our business.

•

Management fees, stock compensation and other primarily represents consulting fees and portion of compensation paid to our employees and executives through stock-based instruments. Determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expenses recorded may not align with the actual value realized upon the future exercise or termination of the related stock-based awards. Therefore, we believe it is useful to exclude stock-based compensation to better understand the long-term performance of our core business.

•

Restructuring costs generally represent non-ordinary course costs incurred in connection with a change in a contract or a change in the makeup of our personnel often related to an acquisition. We do not consider the amount of restructuring costs to be a representative component of the day-to-day operating performance of our business.

•

Systems establishment costs relate to non-ordinary course expenses incurred to develop our IT infrastructure, including system automation and enterprise resource planning system implementation. We do not consider the amount to be representative of a component of the day-to-day operating performance of our business.

Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by any of these adjustments, or that our projections and estimates will be realized in their entirety or at all. In addition, because of these limitations, adjusted EBITDA should not be considered as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.

The use of adjusted EBITDA instead of U.S. GAAP measures has limitations as an analytical tool, and adjusted EBITDA should not be considered in isolation, or as a substitute for analysis of our results of operations and operating cash flows as reported under U.S. GAAP. For example, adjusted EBITDA does not reflect:

•	our cash expenditures or future requirements for capital expenditures;
•	changes in, or cash requirements for, our working capital needs;
•	interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•	any cash income taxes that we may be required to pay;
•	any cash requirements for replacements of assets that are depreciated or amortized over their estimated useful lives and may have to be replaced in the future; or

•	all non-cash income or expense items that are reflected in our statements of cash flows.

(in thousands)	Year ended December 31, 2019	Year ended December 31, 2018
Revenues	$312,054	$296,282
Cost of revenues	160,845	159,617
Gross profit	151,209	136,665
Operating expenses
General and administrative	55,005	54,633
Research and development	5,945	7,100
Sales and marketing	48,517	58,273
Depreciation and amortization	39,149	41,519
Total operating expenses	148,616	161,525
(Loss) income from operations	2,593	(24,860)
Other expenses
Other expense	308	29
Loss on extinguishment of debt	7,203	—
Interest expense	48,377	46,591
Loss before income taxes	(53,295)	(71,480)
Income tax (benefit) provision	719	(3,741)
Net loss	$(54,014)	$(67,739)
Other comprehensive income (loss), net of tax
Foreign currency translation	311	(870)
Total other comprehensive income (loss), net of tax	311	(870)
Comprehensive loss	$(53,703)	$(68,609)
Net loss per share - basic and diluted	$(1.27)	$(1.68)
Weighted average shares outstanding - basic and diluted	42,425,295	40,382,578
Cash Flow Data:
Net cash used in operating activities	$(8,297)	$(11,942)
Net cash used in investing activities	(15,218)	(12,387)
Net cash provided by financing activities	43,490	29,030
Other Financial Data:
Depreciation and amortization	$50,407	$54,749
Interest expense, including loss on extinguishment of debt	$55,580	$46,591
EBITDA	$52,692	$29,860
Adjusted EBITDA	$68,723	$54,565
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,407	$23,439
Total assets	$714,912	$710,380
Current portion of long-term debt	$11,689	$12,355
Long term debt - net of current portion	$468,932	$413,064
Total stockholders' equity	$183,765	$228,956
Working capital	$100,103	$56,565

The following table provides a reconciliation of net loss to EBITDA and adjusted EBITDA:

(in millions)	Year ended December 31, 2019	Year ended December 31, 2018
Net loss	$(54.0)	$(67.7)
Interest expense	48.4	46.6
Income tax (benefit) expense	0.7	(3.7)
Depreciation and amortization expense	50.4	54.7
Loss on debt extinguishment	7.2	-
EBITDA	$52.7	$29.9
Acquisition, financing and transaction costs	3.6	1.0
Strategic Initiatives:
Sign-on bonus amortization	0.4	6.2
Non-recoverable draw	3.7	5.7
Recruiting and signing bonuses	-	1.0
Legal fees	-	2.3
Total strategic initiatives	4.1	15.2
Management fees, stock compensation and other	3.5	3.3
Restructuring costs	2.2	3.2
Systems establishment	2.6	2.0
Adjusted EBITDA	$68.7	$54.6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD”, “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of the Business Combination, (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following discussion and analysis of financial condition and results of operations of the Company should be read together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Such discussion and analysis reflects the historical results of operations and financial position of the Company. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. We provide technology-enabled services and software to help law firms, corporations, government agencies and consumers solve complex data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with more than 40 locations in 19 countries, 10 data centers and 22 data recovery labs around the globe. Our legal technology services cover both eDiscovery and information governance services to support the litigation, regulatory compliance, and internal investigation needs of our clients. We offer data collection and forensic investigation, early case assessment, electronic discovery and data processing, application software, data hosting, and managed review services. In addition, through our global Ontrack Data Recovery name, we deliver world-class data recovery, email extraction and restoration, data destruction and tape management services.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Data proliferation is contributing to growth in the eDiscovery and information governance market. Data is growing at an exponential rate due to several factors, including the adoption of mobile devices, accessibility of hosted systems and increased reliance on electronic data storage. We are well positioned to gain market share from the growth of electronically stored information given our prior and continued investment in our infrastructure and proprietary technologies that allows us to efficiently identify, preserve, collect, process, review and host complex data sets. We will continue to develop and enhance our technology which will position us to continue to evolve as the market changes.

The eDiscovery and information governance market is highly fragmented and price competitive. While many of our competitors rely on third party software tools to provide their services, we offer our services utilizing third party platforms enhanced with our proprietary tools, as well as our own end-to-end tools. Because we can provide service offerings utilizing proprietary technology, we have more flexibility in pricing, and we are not hindered by third party licensing software expenses. As such, our proprietary tools allow us to be less impacted by significant price compression than our competitors.

Historically, on-premise tools have been the dominant deployment solution in the past. However, recently the market has shifted to cloud-based solutions and this shift can result in increased revenue for us as we offer our own proprietary cloud-based solutions.

We classify our legal technology revenue as follows:

•

Collections and Processing Services: We have remote and onsite collection services. Our proprietary workflows and tools allow us to ingest, extract native file metadata and index in a normalized format. We have near duplication tools to quickly discard duplicative or irrelevant data, significantly minimizing the data that needs to be reviewed. Our analytics include predictive coding which allows us to automatically classify millions of documents in a matter of hours. We offer email threading that looks at relationships between email messages to identify the most content inclusive messages to avoid redundant review and we have language identification that can automatically identify the primary language in all documents in the data set. The collection of data is billed either by the unit or hour and the data that is processed and produced is billed by gigabyte, page or by file.

•

Forensics and Consulting Services: We provide the expertise and tools needed to extract and analyze digital evidence to support a client’s legal matter. Our forensics experts help extract critical evidence, recover any data that individuals may have sought to erase or hide, retrieve key data buried in documents and organize data contained in multiple information sources to give our client the insight and knowledge they need. Our forensics and consulting services are billed by either hour or unit.

•	Professional Services: We manage complex eDiscovery matters and partner with our clients to assist thru the lifecycle of a case. Our professional services are billed on an hourly basis.
•

Managed Review Services: We use our extensive eDiscovery project management experience, technological excellence and global presence to provide clients with a secure, seamless and cost effective managed review solution. We assemble review teams of experienced legal professionals for any type of case. Each team member is a qualified attorney who has passed a selective screening process and has received training from KLDiscovery review manager to ensure the most efficient and defensible review of a client’s documents. Document review managers have extensive project managed experience to oversee the entire review process and work with the client’s legal team as an integrated partner. Our industry experts have developed advanced managed review processes and tools and deliver services in state of the art facilities, handle subject matter versatility, are platform agnostic, possess expert working knowledge of predictive coding and technology assisted review workflows, have multilingual capabilities and focus on quality. Our managed review services are billed on an hourly basis.

•

Hosting: We have flexible technology options and platforms to host our client’s data for the life of the matter. We offer secure data centers around the globe to support data across jurisdictions and privacy laws. Hosting is billed by gigabyte

•

Subscription: We offer subscription pricing options to provide cost predictability over time. Subscriptions cover a range of our services and are typically a fixed fee billed monthly for contract terms averaging 1 to 3 years.

We classify our data recovery revenue as follows:

•

Data Recovery Services: We recover lost data from devices that store digital information, including data centers, cloud, business servers, workstations, laptops and mobile devices. Pricing is per device.

•

PowerControls and Data Recovery Software: We enable search and recovery of data from database files and physically sound devices. Pricing is typically an annual or multi-year agreement at a fixed price.

For the years ended December 31, 2019 and December 31, 2018, our legal technology revenue was $265.9 million and $250.5 million, respectively, and our data recovery revenue was $46.2 million and $45.8 million, respectively. Additionally, we have longstanding relationships with our clients and for the years ended December 31, 2018 and 2019, no single client accounted for more than 5% of our revenues.

In 2018, we meaningfully increased the quality of our sales force. We incurred approximately $15.2 million in recruiting fees, legal fees, sign on bonuses and non-recoverable draws related to the investment in some new highly skilled salespeople. The costs for these salespeople was included in our sales and marketing costs for the year ended December 31, 2018. We anticipate that revenue generated from these salespeople will increase over the next 3 years.

RESULTS OF OPERATIONS

For the year ended December 31, 2019 Compared with the year ended December 31, 2018

The results for the periods shown below should be reviewed in conjunction with our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

	For The Years Ended December 31,
(in millions)	2019	2018
Revenues	$312.1	$296.3
Cost of revenues	160.9	159.6
Gross profit	151.2	136.7
Operating expenses	$148.6	161.5
Income (loss) from operations	2.6	(24.8)
Interest expense	48.4	46.6
Loss on debt extinguishment	7.2	—
Other expense	0.3	0.0
Loss before income taxes	(53.3)	(71.4)
Income tax provision (benefit)	0.7	(3.7)
Net loss	(54.0)	(67.7)
Total other comprehensive income, net of tax	0.3	(0.9)
Comprehensive loss	$(53.7)	$(68.6)

Revenues

Revenues increased by $15.8 million, or 5.3%, to $312.1 million for the year ended December 31, 2019 as compared to $296.3 million for the year ended December 31, 2018. This increase is primarily due to an increase of $15.4 million in legal technology revenue and an increase of $0.4 million in data recovery revenue. Legal technology revenue increased primarily due to increasing revenue in 2019 related to the addition of salespeople in 2018, who brought in new customers. Data recovery revenue increased due to a higher volume of data recovery jobs than in the prior year.

Cost of Revenues

Cost of revenues increased by $1.3 million, or 0.8%, to $160.9 million for the year ended December 31, 2019 as compared to $159.6 million for the year ended December 31, 2018.  This increase is due to increased costs associated with increased revenues partially offset by lower amortization of acquired technologies of approximately $2.0 million due to fully amortized assets.  As a percentage of revenue, our cost of revenues for the year ended December 31, 2019 decreased to 51.6% as compared to 53.9% for the year ended December 31, 2018. This decrease as a percentage of revenue is due to lower amortization of acquired technologies due to fully amortized assets and no incremental costs associated with the additional revenue.

Gross Profit

Gross profit increased by $14.5 million, or 10.6%, to $151.2 million for the year ended December 31, 2019 as compared to $136.7 million for the year ended December 31, 2018. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the year ended December 31, 2019 increased to 48.4% as compared to 46.1% for the year ended December 31, 2018.

Operating Expenses

Operating expenses decreased by $12.9 million, or 8.0%, to $148.6 million for the year ended December 31, 2019 as compared to $161.5 million for the year ended December 31, 2018. This decrease is primarily due to lower expenses of $2.4 million for depreciation and amortization due to the acquired assets being fully amortized, as well as $5.8 million for the amortization of sign on bonuses, $2.3 million in legal fees, $2.0 million in non-recoverable draws and $1.0 million for recruiting fees, partially offset by professional fees incurred in anticipation of becoming a public company in late 2019 of $2.1 million. As a percentage of revenue, our operating expenses for the year ended December 31, 2019 decreased to 47.6% as compared to 54.5% for the year ended December 31, 2018 due to the factors noted above.

Interest Expense

Interest expense increased by $1.8 million, or 3.9%, to $48.4 million for the year ended December 31, 2019 as compared to $46.6 million for the year ended December 31, 2018. This increase is primarily due to an increase in borrowings on the revolver and LIBOR rates during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Loss on Debt Extinguishment

During 2019, the Company repaid and retired its Second Lien Facility and wrote-off deferred financing costs and debt discounts totaling $7.2 million.  There was no such comparable activity during 2018.

Income Tax Provision (Benefit)

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

During the years ended December 31, 2019 and 2018, we recorded an income tax provision (benefit) of $0.7 million and $(3.7) million, respectively, resulting in an effective tax rate of -1.3% and 5.2%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and the valuation allowance against our domestic deferred tax assets. The effective rate for the year ended December 31, 2019 decreased from the year ended December 31, 2018 primarily due to the $4.3 million tax benefit that was recorded during the year ended December 31, 2018 for changes in the realizability of our deferred tax assets due to indefinite lived domestic tax attributes and the impact of the TCJA as discussed below.

We reported pre-tax loss of $53.3 million during the year ended December 31, 2019 with an effective tax rate of (1.3%), resulting in a $0.7 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $12.7 million. Without this item, our effective tax rate would have been 25.1%, which is higher than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

We reported pre-tax loss of $71.4 million during the year ended December 31, 2018 with an effective tax rate of 5.2%, resulting in a $3.7 million income tax benefit. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $18.1 million. This was offset by a tax benefit of $7.7 million related to the tax impact of provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), due to certain indefinite lived deferred tax assets that allowed for a partial release of the valuation allowance. Without these two items, our effective tax rate would have been 19.8%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

Net Loss

Net loss for the year ended December 31, 2019 was $54.0 million compared to $67.7 million for year ended December 31, 2018. Net loss decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to the factors noted above.

Adjusted EBITDA

	For The Years Ended December 31,
(in millions)	2019	2018
Net loss	$(54.0)	$(67.7)
Interest expense	48.4	46.6
Income tax (benefit) expense	0.7	(3.7)
Depreciation and amortization expense	50.4	54.7
Loss on debt extinguishment	7.2	-
EBITDA	$52.7	$29.9
Acquisition, financing and transaction costs	3.6	1.0
Strategic Initiatives:
Sign-on bonus amortization	0.4	6.2
Non-recoverable draw	3.7	5.7
Recruiting fees	-	1.0
Legal fees	-	2.3
Total strategic initiatives	4.1	15.2
Management fees, stock compensation and other	3.5	3.3
Restructuring costs	2.2	3.2
Systems establishment	2.6	2.0
Adjusted EBITDA	$68.7	$54.6

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our Revolving Credit Facility (our “Revolving Credit Facility”). Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 95 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. We have experienced no material seasonality trends as it relates to collection on our accounts receivables. As of December 31, 2019, we had $43.4 million in cash compared to $23.4 million as of December 31, 2018. As of December 31, 2019, we had $506.0 million of outstanding borrowings compared to $448.0 million as of December 31, 2018. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow, supplemented as necessary by funds available through our Revolving Credit Facility. On March 25, 2020, we borrowed $29.0 million under our Revolving Credit Facility.

2016 Credit Agreement

The Facilities

On December 9, 2016, we entered into a Credit Agreement (as amended or supplemented to date, the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (the “First Lien Facility”) and $125.0 million (the “Second Lien Facility” and, together with the First Lien Facility, the “Facilities”) were to mature on December 9, 2022 and December 9, 2023, respectively.  The Second Lien Facility was repaid on December 19, 2019.

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter, beginning on March 31, 2017 with a payment of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by us, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. As of December 31, 2019, the balance due was $314.5 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.596%. At December 31, 2018, $323.0 million was outstanding under the First Lien Facility, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.

The Second Lien Facility required a balloon payment of $125.0 million due at maturity. The interest rate for the Second Lien Facility adjusted every interest rate period, which could be one, two, three or six months in duration and is decided by the Company, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates included the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum is 10.0% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. At December 31, 2018, $125.0 million was outstanding under the Second Lien Facility with an interest rate of 10.00% plus an Adjusted Eurocurrency Rate of 2.61463%. The Second Lien Facility was repaid upon consummation of the Business Combination on December 19, 2019.

The Facilities are secured by substantially all of our assets and contain certain covenants. As of December 31, 2019 and December 31, 2018, we were in compliance with all covenants.

The 2016 Credit Agreement includes a mandatory prepayment within ten days after delivery of the annual audited financial statements commencing with the year ended December 31, 2017. The Excess Cash Flow amount is specifically defined in section 1.01 of the 2016 Credit Agreement. The Excess Cash Flow calculation starts with net income and then adds back a series of non-cash expenses, capital expenditures, M&A, and debt related amounts to arrive at a final amount due.

The amount of the Excess Cash Flow payment is reduced if the First Lien Net Leverage Ratio falls below certain thresholds. Such percentage in respect of any Excess Cash Flow Period shall be reduced to 50%, 25% or 0% if the First Lien Net Leverage Ratio as of the last day of the year to which such Excess Cash Flow Period relates was equal to or less than 3.75 to 1.00, 3.25 to 1.00 or 2.75 to 1.00, respectively.

We were not required to make any additional principal payments under the Excess Cash Flow covenant for the year ended December 31, 2018 or December 31, 2019 and do not anticipate making any additional principal payments under the Excess Cash Flow covenant for the year ended December 31, 2020.

Revolving Credit Facility

The 2016 Credit Agreement also provides for a Revolving Credit Facility of up to $30.0 million that matures December 9, 2021. Borrowings under the Revolving Credit Facility may be subject to meeting certain financial covenants set forth in the 2016 Credit Agreement, including the First Lien Net Leverage Ratio. We may draw up to $30.0 million under the Revolving Credit Facility, on a term loan basis, with either an adjustable eurocurrency loan interest rate of 5.375%, 5.625%, or 5.875% with interest rates based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR, or a base rate loan interest rate of 4.375%, 4.635%, or 4.875% plus the Base Rate. As of December 31, 2019 and 2018, we had no amounts outstanding under our Revolving Credit Facility and $0.9 million in letters of credit were issued with approximately $29.1 million of available borrowing capacity under the Revolving Credit Facility.

The Initial Term Loan borrowings pursuant to the 2016 Credit Agreement were issued at an original issue discount of $11.9 million and $6.3 million for the First Lien Facility and Second Lien Facility, respectively. The original issue discount is amortized using the effective yield method over the respective term of each Facility.

We incurred closing fees in connection with the entry into the Facilities and the Revolving Credit Facility pursuant to the 2016 Credit Agreement of $13.6 million. These closing fees were deferred on December 9, 2016, along with fees of $0.6 million related to our prior term loan facility that we refinanced in connection with our entry into the 2016 Credit Agreement, and are amortized over their respective terms. We are always evaluating opportunities for a more advantageous indebtedness structure, which may include a refinancing or replacement of our Facilities and/or our Revolving Credit Facility.

Convertible Debenture Notes

In connection with the Business Combination on December 19, 2019, we issued $200 million aggregate principal amount Debentures due 2024 in a private placement to certain “accredited investors” pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The equity structure as of the date of the Business Combination included 2,097,974 shares of common stock and 1,764,719 warrants for the issuance of common stocks to the debenture holders related to the Debenture issuance. The proceeds of the Debentures were in part to repay our outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility.

The Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased. The Debentures will bear interest at an annual rate of 4.00% in cash and 4.00% in kind, payable quarterly on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, we will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding, which will accrue from the last payment and will be payable at maturity, upon conversion or upon an optional redemption, if no prior payment was made.

At any time, upon notice as set forth in the Debentures, the Debentures will be redeemable at our option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval to allow for the full conversion of the Debentures into common stock, the Debentures will be convertible into shares of our common stock at the option of the debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event we elect to redeem any Debentures, the holders will have a right to purchase common stock from us in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit our ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate our subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately.

Our net cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Net cash provided by (used in):
Operating activities	$(8,297)	$(11,942)
Investing activities	$(15,218)	$(12,387)
Financing activities	$43,490	$29,030
Effect of foreign exchange rates	$(7)	$(158)
Net increase in cash	$19,968	$4,543

Cash Flows Used in Operating Activities

Net cash used in operating activities was $8.3 million for the year ended December 31, 2019 as compared to net cash used in operating activities of $11.9 million for the year ended December 31, 2018. The decrease in net cash used is due to a $13.7 million reduction in net loss, as well as a $11.6 million increase in non-cash expenses, offset by a $21.7 million decrease in working capital. The period over period decrease in non-cash items is primarily due to a $7.2 million increase in loss on extinguishment of debt, a $0.7 million increase in non-cash interest, a $6.9 million decrease in deferred tax benefit and an increase in the provision for losses on accounts receivable of $0.9 million, offset by a $4.3 million decrease in depreciation and amortization. The decrease in working capital for the period is primarily due to a $10.5 million decrease in accounts payable and accrued expenses, a $7.5 million increase in prepaid expense and other current assets and a $4.6 million increase in accounts receivable, offset by a $0.9 million increase in deferred revenue. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $15.2 million for the year ended December 31, 2019 as compared to net cash used in investing activities of $12.4 million for the year ended December 31, 2018. The increase in cash used is due to increased purchases of property and equipment and cash payments related to acquisitions in 2019.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities of $43.5 million related to the net cash received in the Business Combination of $186.5 million and cash received on the issuance of common stock of $0.4 million, offset by payments of long-term debt of $142.0 million and capital lease obligations of $1.4 million. For the year ended December 31, 2018, net cash provided by financing activities of $29.0 million related primarily to $40.5 million from the issuance of common stock offset by payments on long-term debt of $8.5 million, payments on capital lease obligations of $0.5 million and payments of $2.4 million for contingent consideration.

Contractual Obligations

Our operating lease obligations are disclosed below and in Note 5 to our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.” Rent expense for the years ended December 31, 2019 and 2018 was $14.7 million and $13.0 million, respectively.

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Contractual obligations
Debt:
Principal (1)	$583,287	$17,000	$289,000	$277,287	$—
Interest on debt (2)	216,225	51,572	104,367	60,286	—
Purchase obligations	10,777	3,514	6,198	1,065	—
Capital leases	5,239	1,586	2,932	721	—
Operating leases	44,014	12,057	15,530	10,985	5,442
Total contractual obligations	$859,542	$85,729	$418,027	$350,344	$5,442

(1)	Includes in kind interest in the Debentures.
(2)	Assumed interest rates on our First Lien Facility and Debentures were 7.93% and 11.78%, respectively, as of December 31, 2019.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any nonfinancial assets.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data” for a summary of accounting standards not yet adopted.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 1 to our consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

Business combinations

We recognize all of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price, such as working capital adjustments, or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill, with the exception of contingent consideration, which is recognized in the statement of operations in the period it is modified. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

Intangible assets and other long-lived assets

We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the fair value of the asset compared to its carrying amount.

Goodwill

Goodwill represents the excess of the total consideration paid over our identified intangible and tangible assets and our acquisitions. We test our goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the testing date (October 1), we have determined there is one entity-wide reporting unit.

We test goodwill resulting from acquisitions for impairment annually on October 1, or more frequently, whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired.

Goodwill impairment exists when the estimated fair value of the reporting unit is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced by the excess through an impairment charge recorded in our statements of operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.

The fair value of each reporting unit is estimated using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business combinations. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, changes in working capital, long term business plans and recent operating performance. The carrying value of each reporting unit includes the assets and liabilities employed in its operations and goodwill.

Accordingly, we have not identified any indicators of impairment, nor have any impairment charges been recorded related to goodwill as a result of the annual impairment test.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return, but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2019, deferred tax asset valuation allowances totaled $51.9 million, primarily related to federal and state net operating losses available to carry forward to future years and, interest expense disallowance carryovers. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our expectation that the reversal of existing taxable temporary differences will provide a source of taxable income to realize these deferred tax assets.

We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $340 million First Lien Facility as well as the Revolving Credit Facility of $30 million. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at December 31, 2019 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense by approximately $0.7 million per year. We do not currently hedge our interest rate exposure.

Exchange rate risk

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income.”

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other expense” on our Consolidated Statements of Comprehensive Loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

During the twelve months ended December 31, 2019 and 2018, we generated the equivalent of $69.4 million and $62.2 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100 basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.6 million for each of the years ended December 31, 2019 and 2018. We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KLDiscovery Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLDiscovery Inc. (the Company) as of December 31, 2019 and December 31, 2018, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Tysons, Virginia

March 26, 2020

KLDiscovery Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$43,407	$23,439
Accounts receivable, net of allowance
for doubtful accounts of $7,486 and $5,564, respectively	96,994	80,641
Prepaid expenses	7,296	9,825
Other current assets	556	310
Total current assets	148,253	114,215
Property and equipment
Computer software and hardware	72,228	68,474
Leasehold improvements	26,963	25,389
Furniture, fixtures and other equipment	3,794	4,239
Accumulated depreciation	(64,682)	(49,761)
Property and equipment, net	38,303	48,341
Intangible assets, net	130,568	151,918
Goodwill	395,171	394,167
Other assets	2,617	1,739
Total assets	$714,912	$710,380
Current liabilities
Current portion of long-term debt, net	$11,689	$12,355
Accounts payable and accrued expense	31,270	41,135
Current portion of contingent consideration	340	—
Deferred revenue	4,851	4,160
Total current liabilities	48,150	57,650
Long-term debt, net	468,932	413,064
Contingent consideration	482	—
Deferred tax liabilities	6,294	6,075
Other liabilities	7,289	4,635
Total liabilities	531,147	481,424
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized as of December 31, 2019 and December 31, 2018; shares issued and outstanding - 42,529,017 and 42,288,870 as of December 31, 2019 and December 31, 2018, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	381,952	372,316
Treasury stock	—	(2,406)
Accumulated deficit	(205,498)	(147,954)
Accumulated other comprehensive income	7,307	6,996
Total stockholders' equity	183,765	228,956
Total liabilities and stockholders' equity	$714,912	$710,380

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(in thousands)	Year ended December 31, 2019	Year ended December 31, 2018
Revenues	$312,054	$296,282
Cost of revenues	160,845	159,617
Gross profit	151,209	136,665
Operating expenses
General and administrative	55,005	54,633
Research and development	5,945	7,100
Sales and marketing	48,517	58,273
Depreciation and amortization	39,149	41,519
Total operating expenses	148,616	161,525
Income (loss) from operations	2,593	(24,860)
Other expenses
Other expense	308	29
Loss on extinguishment of debt	7,203	—
Interest expense	48,377	46,591
Loss before income taxes	(53,295)	(71,480)
Income tax (benefit) provision	719	(3,741)
Net loss	$(54,014)	$(67,739)
Other comprehensive income (loss), net of tax
Foreign currency translation	311	(870)
Total other comprehensive income (loss), net of tax	311	(870)
Comprehensive loss	$(53,703)	$(68,609)
Net loss per share - basic and diluted	$(1.27)	$(1.68)
Weighted average shares outstanding - basic and diluted	42,425,295	40,382,578

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock Issued
	Shares	Amount	Additional paid-in capital	Treasury Stock	Stock subscription receivable	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance as of December 31, 2017	3,268,718	$33	$330,931	$(2,319)	$(1,350)	$(80,175)	$7,866	$254,986
Retroactive application of recapitalization	35,141,195	(29)	29	—	—	—	—	—
Adjusted balance as of December 31, 2017	38,409,913	4	330,960	(2,319)	(1,350)	(80,175)	7,866	254,986
Issuance of common stock	3,826,151	—	39,191	—	—	—	—	39,191
Share based compensation	61,010	—	2,125	—	—	—	—	2,125
Foreign exchange translation	—	—	—	—	—	—	(870)	(870)
Stock subscription receivable	—	—	—	—	1,350	—	—	1,350
Repurchases of treasury stock	(8,204)	—	—	(87)	—	—	—	(87)
Adoption of new accounting principle	—	—	40	—	—	(40)	—	—
Net loss	—	—	—	—	—	(67,739)	—	(67,739)
Balance as of December 31, 2018	42,288,870	4	372,316	(2,406)	-	(147,954)	6,996	228,956
Issuance of common stock	172,350	—	1,655	—	—	—	—	1,655
Recapitalization transaction	—	—	8,122	—	—	(3,530)	—	4,592
Retirement of treasury stock	—	—	(2,406)	2,406	—	—	—	—
Share based compensation	67,797	—	2,265	—	—	—	—	2,265
Foreign exchange translation	—	—	—	—	—	—	311	311
Net loss	—	—	—	—	—	(54,014)	—	(54,014)
Balance as of December 31, 2019	42,529,017	$4	$381,952	$-	$-	$(205,498)	$7,307	$183,765

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2019	Year ended December 31, 2018
Operating activities
Net loss	$(54,014)	$(67,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,407	54,749
Non-cash interest	5,320	4,564
Loss on extinguishment of debt	7,203	—
Stock-based compensation	2,265	2,125
Provision for losses on accounts receivable	3,104	2,226
Deferred income taxes	219	(6,686)
Change in fair value of contingent consideration	48	—
Changes in operating assets and liabilities:
Accounts receivable	(16,712)	(12,126)
Prepaid expenses and other assets	2,404	9,864
Accounts payable and accrued expenses	(8,937)	1,540
Deferred revenue	396	(459)
Net cash used in operating activities	(8,297)	(11,942)
Investing activities
Acquisitions, net of cash	(1,950)	—
Purchases of property and equipment	(13,268)	(12,387)
Net cash used in investing activities	(15,218)	(12,387)
Financing activities
Recapitalization transaction	186,503	—
Revolving credit facility - draws	54,500	21,000
Revolving credit facility - repayments	(54,500)	(21,000)
Payments for capital lease obligations	(1,427)	(544)
Payments on long-term debt	(142,000)	(8,500)
Issuance of common stock	414	40,541
Treasury share repurchases	—	(87)
Payments of contingent consideration	—	(2,380)
Net cash provided by financing activities	43,490	29,030
Effect of foreign exchange rates	(7)	(158)
Net increase in cash	19,968	4,543
Cash at beginning of period	23,439	18,896
Cash at end of period	$43,407	$23,439
Supplemental disclosure:
Cash paid for interest	$42,693	$41,596
Income taxes paid, net of refunds	$470	$1,229
Significant noncash investing and financing activities
Assumption of Pivotal Debentures	$200,000	$-
Equity issued for acquisitions	$1,241	$-
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$129	$489

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc., (the “Company”) provides technology-based litigation support solutions and services including computer e-discovery, data hosting, and managed review predominantly to top law firms, corporations and government agencies. The majority of the Company’s current business is derived from these services. The Company’s headquarters is located in McLean, Virginia and has more than 40 locations in 19 countries, 10 data centers and 22 data recovery labs around the globe.

The Company was originally incorporated under the name Pivotal Acquisition Corp.  (“Pivotal”) as a blank check company on August 2, 2018 under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses or entities.

On December 19, 2019, Pivotal acquired of the outstanding shares of LD Topco, Inc. via a reverse capitalization (the “Business Combination”) and was renamed KLDiscovery Inc.

Principles of consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of KLDiscovery and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Business Combination was accounted for as a reverse recapitalization (the "Recapitalization Transaction") in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, LD Topco, Inc. is considered the acquirer based on facts and circumstances, including the following:

•	LD Topco, Inc.’s operations comprise the ongoing operations of the combined entity;
•	The officers of the newly combined company consist of LD Topco, Inc.’s executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel; and,
•	The former shareholders of LD Topco, Inc. own a majority voting interest in the combined entity.

As a result of LD Topco, Inc. being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” LD Topco, Inc. is the predecessor and legal successor to the Company. The historical operations of LD Topco, Inc. are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of LD Topco, Inc. prior to the Business Combination; (ii) the combined results of the Company and LD Topco, Inc. following the Business Combination on December 19, 2019; (iii) the assets and liabilities of LD Topco, Inc. at their historical cost; and (iv) KL Discovery Inc.’  equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of LD Topco, Inc. in connection with the Business Combination is reflected retroactively to January 1, 2018 and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of LD Topco, Inc.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the impairment of goodwill, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock and stock option awards, and acquisition-related contingent consideration.

Segments, concentration of credit risk and major customers

The Company operates in one business segment, providing technology-based litigation support solutions and services.

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company places its cash with a banking institution where the balances, at times, exceed federally insured limits. Management believes the risks associated with these deposits are limited.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2019 and 2018, the Company did not have a single customer that represents more than five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. Our foreign revenues, principally from businesses in the UK and Germany, totaled approximately $69.8 million in 2019 and $62.2 million in 2018. Our long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $21.8 million at December 31, 2019 and $20.6 million at December 31, 2018.

Foreign currency

Results of operations for the Company’s non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive income.”

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other expense” on the Company’s Consolidated Statements of Comprehensive Loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less when purchased to be cash equivalents.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Accounts receivable

Accounts receivable are recorded at original invoice amount less an estimate for doubtful receivables based on a review of outstanding amounts monthly. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

A rollforward of the allowance for doubtful accounts is presented below (in thousands):

Balance at December 31, 2017	$4,182
Charged to/reversed from expense	2,226
Charged to/from other accounts	—
Deductions (write offs)	(844)
Balance at December 31, 2018	$5,564
Charged to/reversed from expense	3,104
Charged to/from other accounts	—
Deductions (write offs)	(1,182)
Balance at December 31, 2019	$7,486

Computer software, property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Computer software and hardware	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Furniture, fixtures and other equipment	3 to 5 years

Gains or losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and betterments are capitalized, while the costs of maintenance and repairs are expensed as incurred. Property under capital leases are depreciated using the straight-line method over the lease term.

Depreciation expense totaled $18.6 million and $24.7 million for the years ended December 31, 2019 and 2018, respectively, and includes amortization of assets recorded under capital leases.

Internal-use software development costs

The Company capitalizes certain internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis. The Company’s estimated useful life of capitalized software costs varies between three and five years, depending on management’s expectation of the economic life of various software. Capitalized software depreciation costs are recorded as a component of cost of revenue.

Capitalized software costs are reflected as part of the “Intangible assets, net line” in the Company’s Consolidated Balance Sheets and totaled $13.5 million and $7.6 million, net of accumulated amortization, as of December 31, 2019 and 2018, respectively.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Intangible assets and other long-lived assets

The Company evaluates the recoverability of its long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the fair value of the asset compared to its carrying amount. No impairment losses were recognized in the accompanying consolidated financial statements.

Amortization expense totaled $31.8 million and $30.0 million for the years ended December 31, 2019 and 2018, respectively; $11.3 million and $13.2 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss.

The Company allocates the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company recognizes as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, the Company uses various recognized valuation methods including the income and market approaches. Further, the Company makes assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. The Company records the net assets and results of operations of an acquired entity in the financial statements from the acquisition date. The Company initially performs these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under its supervision, where appropriate, and make revisions as estimates and assumptions are finalized. The Company expenses acquisition-related costs as they are incurred.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1 testing date the Company determined there is one entity-wide reporting unit.

In January 2017, Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04 which simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test, removing the need to determine the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. The Company has early adopted ASU 2017-04 during the fourth quarter of 2017.

Goodwill impairment exists when the estimated fair value of the reporting unit is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced by the excess through an impairment charge recorded in the Company’s statements of operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.

The fair value of each reporting unit is estimated using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business combinations. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analyses are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, changes in working capital, long term business plans and recent operating performance. The carrying value of the reporting unit includes the assets and liabilities employed in its operations and goodwill.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Accordingly, the Company has not identified any indicators of impairment, nor have any impairment charges been recorded related to goodwill resulting from the annual impairment test.

The following table provides a rollforward of the carrying amount of goodwill (in thousands):

Balance at December 31, 2017	$395,062
Foreign currency translation	(895)
Balance at December 31, 2018	394,167
Acquisitions	263
Foreign currency translation	741
Balance at December 31, 2019	$395,171

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt is presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to revolving and unfunded term debt is presented in the Consolidated Balance Sheets within “Other (current) assets.”

Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2019, utilizing the modified retrospective method. The Company’s adoption of ASC 606 did not result in material changes to the Company’s revenue recognition.

Revenues are recognized when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied.

The following table summarizes revenue from contracts with customers for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
eDiscovery services	$215,560
Managed review	50,290
Legal technology services	265,850
Data recovery	46,204
Total revenue	$312,054

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Share-based compensation

The Company measures and recognizes compensation expense for all share-based awards to employees based on estimated grant date fair values on a straight-line basis over the requisite service period. The Company uses the Black-Scholes valuation model, depending on terms, facts and circumstances of each share-based award.

Advertising

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $7.1 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively. Advertising costs are reflected within “Sales and marketing” in the accompanying Consolidated Statements of Comprehensive Loss.

Research and development expense

Costs incurred in the research and development of the Company’s technologies primarily consist of developer salaries. Research and development expenses were $5.9 million and $7.1 million for the years ended December 31, 2019 and 2018, respectively.

Income taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Excess tax benefits and tax deficiencies are recognized in the income tax provision in the period in which they occur.

The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more-likely-than-not that some portion, or all its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on the reversal of existing taxable temporary differences and projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

For certain tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019 and December 31, 2018, the Company is not aware of any material uncertain tax positions requiring adjustment to or disclosure in the financial statements.

Net Loss per Common Share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents, including stock options and restricted shares. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and release of restricted shares, except when the effect of their inclusion would be antidilutive.

On December 19, 2019, the Company completed a reverse merger with Pivotal Acquisition Corp. whereby the Company received 34,800,000 shares for its outstanding 3,707,564 shares, effecting 1-to-9.3862 stock exchange. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Stockholders’ Equity.”

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Recently Adopted Accounting Standards

The Company adopted on January 1, 2018 ASU 2016-09, Compensation – Stock Compensation (Topic 718) (ASU 2016-09). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company now recognizes forfeitures of stock options as they occur. The impact of the adoption of ASU 2016-09 was $0.04 million which was not material to the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales of assets other than inventory when the transfer occurs. This standard was effective for the Company beginning January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements.

We adopted ASC 606, effective January 1, 2019, utilizing the modified retrospective method.  Under this method of adoption, a company is required to recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit.  The adoption of ASC 606 did not result in an adjustment to the opening balance of accumulated deficit.

As an emerging growth company, the JOBS Act allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until December 31, 2019, which is when such pronouncements are made applicable to private companies. We elected to use this extended transition period, therefore, the quarters presented in future fillings will not be directly comparable.

When we adopted ASC 606, we applied the following expedients and exemptions, which are allowed by the standard, to our prior period Financial Statements and disclosures:

•	We used the transaction price at the date of contract completion for our contracts that had variable consideration and were completed before January 1, 2019.
•

We considered the aggregate effect of all contract modifications that occurred before January 1, 2019 when: (1) identifying satisfied and unsatisfied performance obligations; (2) determining the transaction price; and (3) allocating the transaction price to the satisfied and unsatisfied performance obligations.

•

We did not: (1) disclose the amount of the transaction price that we allocated to remaining performance obligations; or (2) include an explanation of when we expect to recognize the revenue allocated to remaining performance obligations.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires customers in a hosting arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize and which costs to expense. Under this model, customers would need to determine the nature of the implementation costs and the project stage in which they are incurred to determine which costs to capitalize or expense. Customers would be required to amortize the capitalized implementation costs over the term of the hosting arrangement, which might extend beyond the noncancelable period if there are options to extend or terminate. ASU 2018-15 specifies the financial statement presentation of capitalized implementation costs and related amortization in addition to required disclosures for material capitalized implementation costs related to hosting arrangements that are service contracts. The standard is effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. Entities can choose to adopt this guidance prospectively to eligible costs incurred on or after the date the guidance is first applied, or to adopt the guidance retrospectively. The Company is implemented this standard beginning on January 1, 2019 and this implementation did not have a material impact on its consolidated financial position, results of operations, and cash flows.

Accounting Standards Not Yet Adopted

In connection with the transaction with Pivotal (see Note 2), the Company elected to be an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This may make the comparison of the Company’s consolidated financial statements to other public companies not meaningful due to the differences in accounting standards being applied.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. This standard is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and the Company is currently evaluating the impact that Topic 842 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The Company is required to adopt ASC 326 effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and the Company is currently evaluating the impact that Topic 326 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption, including the adoption in any interim period, is permitted for all entities. The Company is currently evaluating the potential impact of adoption of the pronouncement on its consolidated financial statements but does not expect the impact to be material.

Note 2 – Acquisitions

Pivotal Acquisition Corp.

On December 19, 2019, Pivotal, the legal predecessor company, consummated the Business Combination with LD Topco, Inc. The stockholders of LD Topco, Inc. received an aggregate of 34,800,000 shares of Pivotal common stock. The former stockholders of LD Topco, Inc. also have the right to receive up to 2,200,000 shares of the Company’s common stock if (i) a change in control occurs or (ii) the reported closing sale price of the Company’s common stock exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Business Combination.  The Company also assumed 29,500,000 warrants which entitles the holder to purchase shares of the Company’s common stock beginning December 18, 2019 at an exercise price of $11.50 per share as part of this transaction.

As part of the transaction, on December 19, 2019, the Company assumed 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts outstanding under its revolving credit facility.

The net proceeds from the Business Combination, as reported in the consolidated statements of cash flows for the year ended December 31, 2019 within the financing section are summarized below:

Gross cash received by KLDiscovery from Business Combination	$201,657
Less: fees to underwriters	(6,500)
Less: other transaction costs	(8,654)
Net cash received by KLDiscovery from Business Combination	$186,503

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 3 – Fair value measurements

The Company accounts for recurring and non-recurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 – Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

Level 2 – Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

Level 3 – Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity – e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security.

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires significant judgments to be made by the Company.

The Company believes that the fair values of its current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The Company believes that the interest rates on its debt are current market rates.

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  As of December 31, 2018, all acquisition related contingent consideration was fully paid. During 2019, the Company acquired three companies for total consideration of $5.5 million, of which $2.0 million was in cash, $1.5 million was in deferred payments, $1.2 million was in stock and $0.8 million related to future earnouts.  The fair value of future expected acquisition-related contingent consideration obligations was $0.8 million at December 31, 2019.

The significant unobservable inputs used in the fair value measurements of the Company’s contingent purchase consideration include its measures of the future profitability and related cash flows of the acquired business or assets, impacted by appropriate discount rates. Significant increases (decreases) in any of these individual inputs would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is indirectly proportional to the fair value of contingent purchase consideration and a change in the assumptions used for the future cash flows is directly proportional to the fair value of contingent purchase consideration. The Company, using additional information as it becomes available, reassesses the fair value of the contingent purchase consideration on an annual basis.

Any change in the fair value of contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense on the Consolidated Statements of Comprehensive Loss.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018 (in thousands):

Balance at December 31, 2017	$2,380
Payment of contingent consideration	(2,380)
Balance at December 31, 2018	—
Contingent consideration	774
Change in fair value of contingent consideration	48
Balance at December 31, 2019	$822

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 4 – Intangible assets

Intangible assets consist of the following (in thousands):

Description	Weighted Average Remaining Useful Life in Years	December 31, 2019	December 31, 2018
Trademark and tradenames	6.5	$66,311	$66,219
Accumulated amortization		(21,504)	(14,340)
Trademark and tradenames, net		44,807	51,879
Developed technology	3.3	71,327	52,891
Accumulated amortization		(36,838)	(23,264)
Developed technology, net		34,489	29,627
Non-compete agreements	2.0	1,467	1,402
Accumulated amortization		(1,242)	(992)
Non-compete agreements, net		225	410
Customer relationships	6.9	95,693	94,285
Accumulated amortization		(44,646)	(31,922)
Customer relationships, net		51,047	62,363
Intangible assets, net of amortization		$130,568	$144,279

Future amortization of intangible assets is as follows (in thousands):

December 31,	Amount
2020	$29,435
2021	25,138
2022	20,925
2023	15,177
2024	10,877
Thereafter	22,772
In process	6,244
Total	$130,568

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 5 – Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued expenses:
Accrued interest	$7,000	$5,783
Accrued salaries	9,509	16,222
Current taxes payable	535	327
Other accrued expenses	2,847	2,109
Total	$19,891	$24,441

Note 6 – Leasing arrangements

The Company leases office space and certain equipment under operating and capital lease agreements, expiring in various years through 2027. Certain leases contain annual rent escalation clauses.

Rent expense totaled $14.7 million and $13.0 million for the years ended December 31, 2019 and 2018, respectively.

The amortization expense recorded for capital leases totaled $0.7 million and $0.4 million, respectively, for the years ended December 31, 2019 and 2018.

For years subsequent to December 31, 2019, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

December 31,	Capital Leases	Operating Leases
2020	$1,586	$12,057
2021	1,586	6,970
2022	1,346	5,709
2023	722	5,290
2024	—	5,000
Thereafter	—	4,416
Total	$5,240	$39,442
Less: interest on lease obligations	(726)
Net amount	4,514
Less: current portion	(1,587)
Non-current	$2,927

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 7 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	December 31,
	2019	2018
First lien facility due 2022	306,000	323,000
Second lien facility due 2023	—	125,000
Convertible debenture notes due 2024	200,000	—
Total debt	506,000	448,000
Less: unamortized original issue discount	(19,806)	(13,043)
Less: unamortized debt issuance costs	(5,573)	(9,538)
Total debt, net	480,621	425,419
Current portion of debt	17,000	17,000
Less: current portion of unamortized original issue discount	(3,687)	(2,678)
Less: current portion of unamortized debt issuance costs	(1,624)	(1,967)
Total current portion of debt, net	11,689	12,355
Total long term debt, net	$468,932	$413,064

2016 Credit Agreement

On December 9, 2016, KLDiscovery entered into a Credit Agreement with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (“First Lien Facility”) and $125.0 million (“Second Lien Facility”) were to mature on December 9, 2022 and December 9, 2023, respectively The Second Lien Facility was repaid on December 19, 2019.

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter beginning on March 31, 2017 of $2.1 million. Quarterly principal payments increase to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by the Company, or to the extent consented to by all appropriate Lenders, twelve months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At December 31, 2019, the balance due was $306.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.  At December 31, 2018, the balance due was $323.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.

The Second Lien Facility required a balloon payment of $125.0 million due at maturity. The interest rate for the Second Lien Facility adjusted every interest rate period, which could have been one, two, three or six months in duration and was decided by the Company, or to the extent consented to by all appropriate Lenders, twelve months thereafter. Interest payment dates included the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeded three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum was 10.0% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At December 19, 2019, the Second Lien Facility was paid off and closed.  A loss on debt extinguishment was recognized related to the Second Lien Facility closing in the amount of $7.2 million in 2019 related to the write off of deferred financing costs and original issue discounts on the Second Lien Facility. At December 31, 2019 the balance due was zero.  At December 31, 2018, the balance due was $125.0 million with an interest rate of 10.00% plus an Adjusted Eurocurrency Rate of 2.61463%.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The First and Second Lien Facilities are secured by substantially all the Company’s assets and contain financial covenants. As of December 31, 2019 and 2018, the Company was in compliance with all covenants.

The 2016 Credit Agreement includes a mandatory prepayment within ten days after delivery of the annual audited financial statements commencing with the year ending December 31, 2016, in an amount equal to the Excess Cash Flow Percentage of Excess Cash Flow for such Fiscal Year, as defined in the agreement. There were no mandatory prepayments with respect to 2019 and 2018.

Revolver

The 2016 Credit Agreement also provides for unfunded revolver commitment for borrowing up to $30.0 million, maturing December 9, 2021. Borrowings under the revolver commitment may be limited by certain financial covenants of the Credit Agreement including the First Lien Net Leverage Ratio. The Company may draw up to $30.0 million, on a term loan basis, with an adjustable interest rate of 5.375%, 5.625%, or 5.875% based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR. No amounts were outstanding under the revolving loan as of December 31, 2019 and 2018.

As of December 31, 2019, there was approximately $29.1 million available capacity for borrowing under the revolving loan commitment due to $0.9 million of letters of credit outstanding (See Note 15).

Convertible Debentures

On December 19, 2019, the Company assumed 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility.

The Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased. The Debentures will bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding. The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

At any time, upon notice as set forth in the Debentures, the Debentures will be redeemable at the Company’s option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval to allow for the full conversion of the Debentures into common stock, the Debentures will be convertible into shares of the Company’s common stock at the option of the debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders will have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2019, the Company was in compliance with all covenants.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Future principal payments, including in kind interest, are as follows (in thousands):

December 31,	Amount
2020	$17,000
2021	17,000
2022	272,000
2023	-
2024	277,287
Thereafter	—
Total	$583,287

The initial term loan borrowings related to the 2016 Credit Agreement were issued at an original issue discount of $11.9 million and $6.3 million for the First Lien Facility and Second Lien Facility, respectively. The Debentures were issued at an original discount of $13.7 million.  The original issue discount is amortized using the effective yield method over the respective term of each facility or debenture.  Accretion of the original issue discount totaled $2.7 million and $2.5 million during the years ended December 31, 2019 and 2018. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The Company incurred term loan facilities and revolver closing fees related to the 2016 Credit Agreement of $13.6 million. The term loan facilities and revolver closing fees were deferred on December 9, 2016, along with fees of $0.6 million related to the 2016 Credit Agreement and are amortized over their respective terms. The Company incurred closing fees related to the Debentures of $0.9 million which were deferred on December 19, 2019 and are amortized over the term of the debentures. Amortization of debt issuance costs totaled $2.1 million and $1.8 million during the years ended December 31, 2019 and 2018, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss. A loss on debt extinguishment was recognized related to the closing of the Second Lien Facility in the amount of $7.2 million for deferred financing costs and original issue discounts in 2019.

The future amortization of debt issuance costs and original issue discount related to the 2016 Credit Agreement, the revolver and Convertible Debentures are as follows (in thousands):

December 31,	Amount
2020	$5,311
2021	5,907
2022	6,618
2023	3,527
2024	4,016
Total	$25,379

Note 8 – Employee benefit plan

The Company’s 401(k) plan covers employees who are at least 21 years of age, have completed one year of employment and worked a minimum of 1,000 hours. Employees may elect to defer a percentage of their salary up to the maximum allowed under the Internal Revenue Service Code. The Company makes matching contributions to its 401(k) plan equal to 100% of the first 3% of salary deferred plus 50% of the next 2% of an employee’s contribution for a total maximum Company match of 4% of the salary deferred by the employee, subject to Internal Revenue Service Code limitations. Contributions to the 401(k) plan were $3.7 million and $2.8 million for the years ended December 31, 2019 and 2018, respectively.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 9 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. As of December 31, 2019, 7,500,000 shares of Common Stock were reserved under the 2019 Plan, of which 6,985,290 shares of Common Stock remained available for issuance.

On March 29, 2016, the Company adopted the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. The 2016 Plan was terminated on December 19, 2019 and all outstanding awards were cancelled.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2018	-
Granted	514,710	$9.90
Forfeited	-
Expired	-
Cancelled	-
Balance at December 31, 2019	514,710	$9.90	10.0	$—
Vested and expected to vest	514,710	$9.90	10.0	$—
Exercisable	—	$—	10.0	$—

The following table summarizes the Company’s stock option activity under the 2016 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2017	410,310	$100	8.8	$—
Granted	84,270	100
Forfeited	(74,255)	100
Expired	(8,845)	100
Balance at December 31, 2018	411,480	$100	8.3	$—
Granted	67,050	$90
Forfeited	(32,860)	$99
Expired	(8,640)	$99
Cancelled	(437,030)	$100
Balance at December 31, 2019	—
Vested and expected to vest	—	$—	—	$—
Exercisable	—	$—	—	$—

(1)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no in-the-money options as of December 31, 2019 and 2018.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

No stock options were exercised during the years ended December 31, 2019 and 2018.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2016 Plan		2019 Plan
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2019	Year Ended December 31, 2018

Total fair value of stock options granted	$2,492	$3,473	$974	$-
Total fair value of options vested	1,439	1,924	-	-

Time-based vesting stock options

Under the 2016 Plan, time-based vesting stock options vested over a five-year period, subject to graded vesting schedules, and expired ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $37.16 and $41.20 during the years ended December 31, 2019 and 2018, respectively.

Under the 2016 Plan, for the years ended December 31, 2019 and 2018, the Company recognized $2.3 million and $1.5 million of stock-based compensation expense in connection with time-based stock options, respectively. As of December 31, 2019, there was $0 million of unrecognized stock-based compensation expense as the plan was terminated during 2019.

Under the 2019 Plan, time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $1.89, during the year ended December 31, 2019.

Under the 2019 Plan, for the year ended December 31, 2019, the Company recognized $0.01 million of stock-based compensation expense in connection with time-based stock options, respectively. As of December 31, 2019, there was $1.0 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of three years.

Performance-based vesting stock options

Performance-based vesting stock options generally vested upon the satisfaction of performance- and market-based criteria, based on the Principal Stockholders’ (as defined in the 2016 Plan) internal rate of return on their investment in the Company as measured following their sale of at least 70% of the Principal Stockholders total holdings in the Company, and expire ten years from the date of grant. The weighted-average fair value per share of performance-based vesting stock options granted by us was $37.16 and $41.20 during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there were no stock options with performance-based vesting outstanding as the plan was terminated.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Award Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during 2019 and 2018. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non- employees under both the 2019 Plan and the 2016 Plan:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected volatility	36.92 - 37.70%	35.51 - 36.39%
Expected term (in years)	6-6.5	6.5
Dividend yield	0%	0%
Risk free interest rate	1.79 - 2.89%	2.59 - 2.89%

A discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

•

Expected volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses an estimated volatility based on the historical and implied volatilities of comparable companies.

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2019 and 2018, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock award activity

During the years ended December 31, 2019 and 2018, the Company granted to certain non- employee directors 7,223 and 6,500 stock awards, respectively. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and are not subject to any vesting conditions, and thus became issued and outstanding shares on the grant date. Accordingly, the Company recognized the grant-date fair value of the stock awards of $0.7 million and $0.6 million as stock-based compensation expense concurrent with the grant date of the awards during the years ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense

Stock-based compensation expense is included in the Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	December 31,
	2019	2018
Cost of revenues	$573	$869
General and administrative	1,161	1,023
Research and development	87	14
Sales and marketing	444	219
Total	$2,265	$2,125

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Restricted stock units

Certain employees may be eligible to receive restricted stock unit awards in the event of an change in control (as defined in the respective employment agreements) with a market value equal to the greater of (1) $3.5 million or (2) an amount determined using a formula-based model (as defined in the respective employment agreements), as of the date of such grants.

As of December 31, 2019, no such awards were issued under the 2019 Plan.

Note 10 – Equity

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”) and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Company’s Board of Directors may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding common stock.

During 2019, the Company issued 172,350 shares of Common Stock in exchange for $1.7 million. During 2018, the Company issued 3,826,151 shares of Common Stock in exchange for $39.2 million, adjusted for the recapitalization.

Warrants

On December 19, 2019, in connection with the consummation of the Business Combination, the Company assumed 23,000,000 warrants (the “Public Warrants”), 4,585,281 warrants (the “Private Warrants”) and (iii) 1,764,719 warrants (the “Debenture Holder Warrants”). These warrants qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The warrants were measured at fair value at the time of issuance and classified as equity.

Each warrant entitles the holder to purchase one share of common stock for $11.50 per share. If held by the initial purchaser of the Private Warrant or certain permitted transferees, the purchase can occur on a cashless basis. The warrants will expire on December 19, 2024 or earlier upon redemption or liquidation.

If the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. The warrants will not be adjusted for issuance of common stock at a price below its exercise price. The Company will not be required to net cash settle the warrants.

The Private Warrants are identical to the Public Warrants except that the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the reverse merger transaction, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC are subject to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in our financial statements.

Note 11 – Earnings (loss) per share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing the net earnings (loss) for the year by the weighted-average number of common shares outstanding during the period. Due to the Company’s net loss for the years ended December 31, 2019 and 2018, all potential common stock equivalents were anti-dilutive.

The following table summarizes basic and diluted earnings (loss) per share or the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Basic and diluted loss per share:
Net loss	$(54,014)	$(67,739)
Weighted average common shares outstanding - basic	42,425,295	40,382,578
Dilutive effect of potentially issuable shares	—	—
Weighted average common shares outstanding - diluted	42,425,295	40,382,578
Basic loss per share	$(1.27)	$(1.68)
Dilutive effect of potentially issuable shares	—	—
Diluted loss per share	$(1.27)	$(1.68)
Common share equivalents excluded due to anti-dilutive effect	—	—

Note 12 – Foreign currency

The Company had immaterial foreign currency losses that are reflected in “Other expense” on the Company’s Consolidated Statements of Comprehensive Loss for years December 31, 2019 and 2018, respectively. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party receivables and payables.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 13 – Income taxes

The components of income tax expense for the years ended December 31, 2019 and 2018 are presented below (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Current
Federal	$(37)	$—
State	61	—
Foreign	447	2,808
Deferred
Federal	332	(4,049)
State	705	49
Foreign	(789)	(2,549)
Total income tax (benefit) provision	$719	$(3,741)

The actual income tax expense amounts for the years ended December 31, 2019 and 2018 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 21% for 2019 and 2018  to the amounts of loss before income taxes as presented below (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Pre-tax book loss	$(53,295)	$(71,480)
Tax at Federal statutory rate of 21% in 2019 and 2018	(11,192)	(15,011)
Stock-based compensation	1,060	-
State taxes	766	49
Foreign rate differential	(871)	(713)
Deferred rate change	-	(80)
TCJA impact	-	(7,712)
Other adjustments	(1,707)	1,578
Valuation allowance	12,663	18,148
Total income tax (benefit) provision	$719	$(3,741)

The domestic and foreign components of loss before income taxes from continuing operations for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Domestic	$(52,438)	$(65,356)
Foreign	(857)	(6,124)
Total	$(53,295)	$(71,480)

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The tax effects of temporary differences at December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net operating losses and other carryforwards	$41,299	$38,010
Interest expense carryforward	20,070	9,276
Property and equipment	2,221	—
Accrued expenses	82	701
Allowance for doubtful accounts	1,517	1,194
Stock-based compensation	—	916
Other	633	1,028
Deferred tax asset	65,822	51,125
Valuation allowance	(51,895)	(36,595)
Total deferred tax assets, net of valuation allowance	13,927	14,530
Property and equipment	—	(510)
Intangible assets	(20,098)	(19,283)
Prepaid expenses	(73)	(812)
Other	(50)	—
Deferred tax liability	(20,221)	(20,605)
Net deferred tax liability	$(6,294)	$(6,075)

At December 31, 2019 and 2018, the Company had tax effected U.S. federal net operating loss carryforwards of approximately $31.0 million and $29.0 million, respectively. At December 31, 2019 and 2018, the Company had tax effected state net operating loss carryforwards of approximately $6.5 million and $6.6 million, respectively. At December 31, 2019 and 2018, the Company also had U.S. tax credit carryforwards of approximately $0.9 million and $0.9 million, respectively. The net operating loss and credit carryforwards, if not used, will begin to expire in 2024

The tax effected foreign net operating loss at December 31, 2019 and 2018 is approximately $2.9 million and $1.5 million, respectively, the majority of which has an unlimited carryforward period.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2015. The Company is also subject to examination in various foreign jurisdictions. In material foreign jurisdictions, the statute of limitations ranges one – four years from the filing of a tax return.

No provision was made for U.S. taxes on the undistributed earnings of the foreign subsidiaries, as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax, if they were remitted as dividends, loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Valuation Allowance

As of December 31, 2019 and 2018, the Company had a valuation allowance of $51.9 million and $36.6 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2019 is primarily related to operating losses incurred during the year and the limitation on deductibility of interest expense. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized; the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.

A summary of the deferred tax asset valuation allowance is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning Balance	$36,595	$22,513
Additions	$15,622	$22,636
Reductions	(322)	(8,554)
Ending Balance	$51,895	$36,595

Note 14 – Severance and retention

In connection with the Company’s continued integration and realignment efforts following the 2016 acquisition of Kroll Ontrack, LLC, the Company recorded severance and retention expense of $1.4 million during the years ended December 31, 2019 and 2018, comprised of employee severance and other employee-related costs associated with a reduction in workforce of 33 and 47 employees for 2019 and 2018, respectively. Severance and retention expense are included in the Consolidated Statements of Comprehensive Loss as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Costs of revenues	$301	$8
General and administrative	567	799
Sales and marketing	516	616
Research and development	19	-
Total	$1,403	$1,423

The activity and balance of severance-related liabilities, which are recorded within Accounts payable and accrued expense in our Consolidated Balance Sheet, are as follows (in thousands):

Balance at December 31, 2017	$1,071
Payments	(1,939)
Expense	1,423
Balance at December 31, 2018	$555
Payments	(1,600)
Expense	1,403
Balance at December 31, 2019	$358

Note 15 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of December 31, 2019. The Company has four letters of credit totaling $0.9 million as additional security for lease guarantees related to four leased properties.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 16 – Related parties

On December 22, 2015, the Company entered into a consulting agreement with Carlyle Investment Management, LLC, an affiliate of Carlyle, for advisory, consulting and other services in relation to the strategic and financial management of the Company. For each of the years ended December 31, 2019 and 2018, the Company recognized $1.0 million in management consulting fees, reflected within “General and administrative expenses” in the accompanying consolidated Statements of Comprehensive Loss. As of December 31, 2018, there was $2.3 million outstanding. In connection with the Business Combination, all previously accrued amounts were paid and the agreement was terminated.

In connection with the Business Combination, The Company assumed $200.0 million of Debentures of which $100.0 million are owed to affiliates of MGG Investment Group, an affiliate of Kevin Griffin, a director of the Company. For the year ended December 31, 2019, the Company recognized $0.4 million in interest expense related to the $100 million Debentures.

Note 17 – Subsequent events

The Company has evaluated subsequent events through the dates on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the below items for discussion.

On February 18, 2020 the Company issued an additional 3.5 million time-based options and 1 million performance/market-based restricted stock units to its employees under the 2019 Plan.

On March 25, 2020, the Company borrowed $29.0 million under its Revolving Credit Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the SEC on December 26, 2019.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2019. Such information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2019. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2019. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2019. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2019. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements set forth under Item 8 to this Annual Report on Form 10-K.
2.	Financial Statement Schedules – None
3.	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated as of May  20, 2019, by and among Pivotal Acquisition Corp., Pivotal Merger Sub Corp., LD Topco, Inc., and Carlyle Equity Opportunity GP, LP (solely as representative of the stockholders of LD Topco, Inc.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 21, 2019)

2.2

Amendment to Agreement and Plan of Merger, dated as of October  30, 2019, by and among Pivotal Acquisition Corp., Pivotal Merger Sub Corp., LD Topco, Inc., and Carlyle Equity Opportunity GP, LP (solely as representative of the stockholders of LD Topco, Inc.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed November 1, 2019)

2.3

Amendment No. 2 to Agreement and Plan of Reorganization, dated as of October 30, 2019, as amended on October  30, 2019, by and among Pivotal Acquisition Corp., Pivotal Merger Sub Corp., LD Topco, Inc. and Carlyle Equity Opportunity GP, L.P. (solely as representative of the stockholders of LD Topco, Inc.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed December 17, 2019)

3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019)
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019)
4.1	Specimen Common Stock Certificate of KLDiscovery Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 26, 2019)
4.2	Specimen Warrant Certificate of KLDiscovery Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 26, 2019)
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Pivotal Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 1, 2019)
4.4	Form of 8.00% Convertible Debenture due 2024(incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 26, 2019)
4.5

Securities Purchase Agreement, dated as of December 16. 2019, by and among Pivotal Acquisition Corp. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2019)

4.6

Registration Rights Agreement, dated December  19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed December 26, 2019)

10.1	KLDiscovery Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 26, 2019)
10.2

Employment Agreement, dated as of September  30, 2011, between LDiscovery, LLC and Christopher Weiler (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed June 21, 2019)

10.3

Offer Letter, dated as of September  30, 2006, between LegisDiscovery, LLC and Krystina Jones (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed June 21, 2019)

10.4

Offer Letter, dated as of August  25, 2017, between KrolLDiscovery and Dawn Wilson (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed June 21, 2019)

10.5

First Lien Credit Agreement, dated as of December 9, 2016, among LD Intermediate Holdings, Inc. and LD Lower Holdings, Inc., as co-borrowers, LD Topco, Inc., as Holdings, Royal Bank of Canada, as administrative agent, collateral agent, swing line lender and L/C issuer, the other lenders party thereto, and RBC Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed June 21, 2019)

10.6

Second Lien Credit Agreement, dated as of December 9, 2016, among LD Intermediate Holdings, Inc. and LD Lower Holdings, Inc., as co-borrowers, LD Topco, Inc., as Holdings, Royal Bank of Canada, as administrative agent and collateral agent, the other lenders party thereto, and RBC Capital Markets, Northwestern Mutual Investment Management Company, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed June 21, 2019)

10.7**

Software License Agreement, dated as of January  1, 2018, between LDiscovery, LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed July 26, 2019)

10.8

Software License Agreement, dated as of January  1, 2018, between LDiscovery, LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed July 26, 2019)

10.9

KLDiscovery Inc. 2019 Incentive Award Plan – Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed September 16, 2019)

10.10

KLDiscovery Inc. 2019 Incentive Award Plan – Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed September 16, 2019)

10.11

KLDiscovery Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed September 16, 2019)

10.12	KLDiscovery Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed December 26, 2019)
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed December 26, 2019)
10.14

Stockholders’ Agreement, dated December  19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed December 26, 2019)

16.1	Letter from Marcum LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed December 26, 2019)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed December 26, 2019)
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2020.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher J. Weiler	Chief Executive Officer (Principal Executive Officer)	March 26, 2020
Christopher J. Weiler

/s/ Dawn Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2020
Dawn Wilson

/s/ Donna Morea	Chair of the Board	March 26, 2020
Donna Morea

/s/ Jonathan J. Ledecky	Director	March 26, 2020
Jonathan J. Ledecky

/s/ Kevin Griffin	Director	March 26, 2020
Kevin Griffin

/s/ William Darman	Director	March 26, 2020
William Darman

/s/ Richard Williams	Director	March 26, 2020
Richard Williams

/s/ Evan Morgan	Director	March 26, 2020
Evan Morgan

/s/ Lawrence Prior III	Director	March 26, 2020
Lawrence Prior III

/s/ Ian Fujiyama	Director	March 26, 2020
Ian Fujiyama