Form 10-Q
period 2020-03-31
KLDiscovery Inc.
filed 2020-05-15
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 42,529,017 of the registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Current assets
Cash and cash equivalents	$50,611	$43,407
Accounts receivable, net of allowance
for doubtful accounts of $8,210 and $7,486, respectively	103,319	96,994
Prepaid expenses	14,650	7,296
Other current assets	785	556
Total current assets	169,365	148,253
Property and equipment
Computer software and hardware	72,077	72,228
Leasehold improvements	26,846	26,963
Furniture, fixtures and other equipment	3,794	3,794
Accumulated depreciation	(68,024)	(64,682)
Property and equipment, net	34,693	38,303
Intangible assets, net	125,468	130,568
Goodwill	393,157	395,171
Other assets	3,263	2,617
Total assets	$725,946	$714,912
Current liabilities
Current portion of long-term debt, net	$41,438	$11,689
Accounts payable and accrued expense	31,578	31,270
Current portion of contingent consideration	369	340
Deferred revenue	3,517	4,851
Total current liabilities	76,902	48,150
Long-term debt, net	467,521	468,932
Contingent consideration	482	482
Deferred tax liabilities	6,406	6,294
Other liabilities	6,999	7,289
Total liabilities	558,310	531,147
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; shares issued and outstanding - 42,529,017 as of March 31, 2020 and December 31, 2019	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of March 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	382,777	381,952
Accumulated deficit	(218,024)	(205,498)
Accumulated other comprehensive income	2,879	7,307
Total stockholders' equity	167,636	183,765
Total liabilities and stockholders' equity	$725,946	$714,912

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues	$78,271	$75,026
Cost of revenues	39,520	37,455
Gross profit	38,751	37,571

Operating expenses
General and administrative	15,853	14,844
Research and development	1,667	1,432
Sales and marketing	11,645	12,703
Depreciation and amortization	8,916	9,825
Total operating expenses	38,081	38,804

Income (loss) from operations	670	(1,233)

Other expenses
Other expense	28	97
Interest expense	12,962	12,066
Loss before income taxes	(12,320)	(13,396)
Income tax provision	206	95

Net loss	$(12,526)	$(13,491)

Other comprehensive income, net of tax
Foreign currency translation	(4,428)	810
Total other comprehensive income, net of tax	(4,428)	810
Comprehensive loss	$(16,954)	$(12,681)

Net loss per share - basic and diluted	$(0.29)	$(0.32)

Weighted average shares outstanding - basic and diluted	42,529,017	42,302,775

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Stock	deficit	income	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$-	$(205,498)	$7,307	$183,765
Share based compensation	-	-	825	-	-	-	825
Foreign exchange translation	-	-	-	-	-	(4,428)	(4,428)
Net loss	-	-	-	-	(12,526)	-	(12,526)
Balance as of March 31, 2020	42,529,017	$4	$382,777	$-	$(218,024)	$2,879	$167,636

	Common Stock Issued		Additional paid-in	Treasury	Accumulated	Accumulated other comprehensive (loss)
	Shares	Amount	capital	Stock	deficit	income	Total
Balance as of December 31, 2018	42,288,870	$4	$372,316	$(2,406)	$(147,954)	$6,996	$228,956
Share based compensation	52,150	-	910	-	-	-	910
Foreign exchange translation	-	-	-	-	-	810	810
Net loss	-	-	-	-	(13,491)	-	(13,491)
Balance as of March 31, 2019	42,341,020	$4	$373,226	$(2,406)	$(161,445)	$7,806	$217,185

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating activities
Net loss	$(12,526)	$(13,491)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,837	12,534
Non-cash interest	4,507	1,167
Stock-based compensation	825	910
Provision for losses on accounts receivable	784	633
Deferred income taxes	112	(106)
Change in fair value of contingent consideration	29	-
Changes in operating assets and liabilities:
Accounts receivable	(7,487)	(3,348)
Prepaid expenses and other assets	(8,151)	(9,170)
Accounts payable and accrued expenses	(588)	(6,686)
Deferred revenue	(1,298)	(783)

Net cash used in operating activities	(11,956)	(18,340)
Investing activities
Acquisitions, net of cash acquired	(2,334)	-
Purchases of property and equipment	(2,767)	(2,182)
Net cash used in investing activities	(5,101)	(2,182)
Financing activities
Revolving credit facility - draws	29,000	11,000
Revolving credit facility - repayments	-	(5,000)
Payments for capital lease obligations	(224)	(157)
Payments on long-term debt	(4,250)	(4,250)
Net cash provided by financing activities	24,526	1,593
Effect of foreign exchange rates	(265)	22
Net increase (decrease) in cash	7,204	(18,907)
Cash at beginning of period	43,407	23,439
Cash at end of period	$50,611	$4,532
Supplemental disclosure:
Cash paid for interest	$8,704	$11,022
Income taxes (refunds) paid, net of refunds	$(266)	$317
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable
and accrued expenses on the consolidated balance sheets	$931	$112

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company”) provides technology-based litigation support solutions and services including computer e-discovery, data hosting, and managed review predominantly to top law firms, corporations and government agencies. The majority of the Company’s current business is derived from these services. The Company’s headquarters is located in McLean, Virginia and has more than 40 locations in 19 countries, 10 data centers and 22 data recovery labs around the globe.

The Company was originally incorporated under the name Pivotal Acquisition Corp.  (“Pivotal”) as a blank check company on August 2, 2018 under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses or entities.

On December 19, 2019, Pivotal acquired the outstanding shares of LD Topco, Inc. via a reverse capitalization (the “Business Combination”) and was renamed KLDiscovery Inc.

Principles of consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of KLDiscovery and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, LD Topco, Inc. is considered the acquirer based on facts and circumstances, including the following:

•	LD Topco, Inc.’s operations comprise the ongoing operations of the combined entity;
•	The officers of the newly combined company consist of LD Topco, Inc.’s executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel; and
•	The former shareholders of LD Topco, Inc. own a majority voting interest in the combined entity.

As a result of LD Topco, Inc. being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” LD Topco, Inc. is the predecessor and legal successor to the Company. The historical operations of LD Topco, Inc. are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of LD Topco, Inc. prior to the Business Combination; (ii) the combined results of the Company and LD Topco, Inc. following the Business Combination on December 19, 2019 (the “Closing Date”); (iii) the assets and liabilities of LD Topco, Inc. at their historical cost; and (iv) KLDiscovery Inc.’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of LD Topco, Inc. in connection with the Business Combination is reflected retroactively to January 1, 2018 and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of LD Topco, Inc.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three months ended March 31, 2020 and 2019, the Company did not have a single customer that represented more than five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

Foreign currency

Results of operations for the Company’s non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive income” in the Company’s Condensed Consolidated Balance Sheets.

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other expense” in the Company’s Consolidated Statements of Comprehensive Loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

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

Computer software, property and equipment

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

Depreciation expense totaled $4.3 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively, and includes amortization of assets recorded under capital leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $15.3 million and $13.5 million, net of accumulated amortization, as of March 31, 2020 and December 31, 2019, respectively.

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

The Company considered COVID-19 as an indicator of impairment to the value of goodwill and intangible assets and performed a qualitative assessment. Management considered factors that could be affected by COVID-19 such as impact to stock price, consequences of “stay-at-home” orders, impacts to competitors due to COVID-19, changes in demand, and updates to the Company forecasts among other factors.  Management concluded that there was no impairment during the three months ended March 31, 2020.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt is presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to revolving and unfunded term debt is presented in “Other (current) assets” in the Company’s Consolidated Balance Sheets.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2019, utilizing the modified retrospective method. The Company’s adoption of ASC 606 did not result in material changes to the Company’s revenue recognition.

As an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”), the JOBS Act allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until December 31, 2019, which is when such pronouncements are made applicable to private companies.  We elected to use this extended transition period and there were no material differences for revenue recognition between the three months ended March 31, 2020 and March 31, 2019.

Revenues are recognized when the Company satisfies a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. Performance obligations in the Company’s contracts represent distinct or separate service streams that are provided to its customers.

The Company evaluates its revenue contracts with customers based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied.

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
eDiscovery services	$53,633
Managed review	13,126
Legal technology services	66,759
Data recovery	11,512
Total revenue	$78,271

Net Loss per Common Share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, including stock options and restricted shares. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and release of restricted shares, except when the effect of their inclusion would be antidilutive.

On December 19, 2019, the Company completed a reverse merger with Pivotal Acquisition Corp. whereby the Company received 34,800,000 shares for its outstanding 3,707,564 shares, effecting a 1-to-9.3862 stock exchange. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the quarterly financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Stockholders’ Equity.

Accounting Standards Not Yet Adopted

In connection with the transaction with Pivotal, as discussed in more detail in “Note 2, Acquisitions”, the Company elected to be an Emerging Growth Company under the JOBS Act and take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This may make the comparison of the Company’s consolidated financial statements to other public companies not meaningful due to the differences in accounting standards being applied.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. This standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and the Company is currently evaluating the impact that Topic 842 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The Company is required to adopt ASC 326 effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the Company is currently evaluating the impact that Topic 326 will have on its consolidated financial statements.

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

Note 2 – Acquisitions

Pivotal Acquisition Corp.

On December 19, 2019, Pivotal, the legal predecessor company, consummated the Business Combination with LD Topco, Inc. The stockholders of LD Topco, Inc. received an aggregate of 34,800,000 shares of Pivotal common stock. The former stockholders of LD Topco, Inc. also have the right to receive up to 2,200,000 shares of the Company’s common stock if (i) a change in control occurs or (ii) the reported closing sale price of the Company’s common stock exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Business Combination.  The Company also assumed 29,500,000 warrants, each of which entitles the holder to purchase shares of the Company’s common stock beginning on January 18, 2020 at an exercise price of $11.50 per share as part of the Business Combination.

As part of the Business Combination, on December 19, 2019, the Company issued $200 million aggregate principal amount of 8% convertible debentures (“Debentures”) due in 2024. The proceeds of the Debentures were used in part to repay LD Topco Inc.’s outstanding Second Lien Facility (as defined below) and amounts outstanding under its Revolving Credit Facility (as defined below).

Note 3 – Fair value measurements

The Company accounts for recurring and non-recurring fair value measurements in accordance with ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  During 2019, the Company acquired three companies for total consideration of $5.5 million, of which $2.0 million was in cash, $1.5 million was in deferred payments, $1.2 million was in stock and $0.8 million related to future earn outs.  The fair value of future expected acquisition-related contingent consideration obligations was $0.9 million and $0.8 million at March 31, 2020 and December 31, 2019, respectively.

The significant unobservable inputs used in the fair value measurements of the Company’s contingent purchase consideration include its measures of the future profitability and related cash flows of the acquired business or assets, impacted by appropriate discount rates. Significant increases (decreases) in any of these individual inputs would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is indirectly proportional to the fair value of contingent purchase consideration and a change in the assumptions used for the future cash flows is directly proportional to the fair value of contingent purchase consideration. The Company, using additional information as it becomes available, reassesses the fair value of the contingent purchase consideration on a quarterly basis.

Any change in the fair value of contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense in the Company’s Consolidated Statements of Comprehensive Loss.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended March 31, 2020 and December 31, 2019 (in thousands):

Balance at December 31, 2018	$-
Contingent consideration	774
Change in fair value of contingent consideration	48
Balance at December 31, 2019	$822
Contingent consideration	-
Payment of contingent consideration	-
Change in fair value of contingent consideration	29
Balance at March 31, 2020	$851

Management estimates that the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 4 – Leasing arrangements

The Company leases office space and certain equipment under operating and capital lease agreements, expiring in various years through 2027. Certain leases contain annual rent escalation clauses.

Rent expense totaled $3.8 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively.

For years subsequent to March 31, 2020, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

December 31,	Capital Leases	Operating Leases
2020 (9 months)	$1,353	$8,438
2021	1,586	10,307
2022	1,346	8,408
2023	721	7,707
2024	-	6,598
Thereafter	-	13,095
Total	$5,006	$54,553
Less interest on lease obligations	(635)
	4,371
Less current portion	(1,353)
Non-current portion	$3,018

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	March 31, 2020	December 31, 2019
First lien facility due 2022	$301,750	$306,000
Revolver	29,000	-
Convertible debenture notes due 2024	202,289	200,000
Total debt	533,039	506,000
Less: unamortized original issue discount	(18,905)	(19,806)
Less: unamortized debt issuance costs	(5,175)	(5,573)
Total debt, net	508,959	480,621

Current portion of debt	17,000	17,000
Revolver	29,000	-
Less: current portion of unamortized original issue discount	(3,308)	(3,687)
Less: current portion of unamortized debt issuance costs	(1,254)	(1,624)
Total current portion of debt, net	41,438	11,689
Total long term debt, net	$467,521	$468,932

2016 Credit Agreement

On December 9, 2016, certain subsidiaries of the Company entered into a Credit Agreement (as amended or supplemented to date, the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (“First Lien Facility”) and $125.0 million (“Second Lien Facility”) were to mature on December 9, 2022 and December 9, 2023, respectively.

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter beginning on March 31, 2017 of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by the Company, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), twelve months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the First Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At March 31, 2020, the balance due was $301.8 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.900%.  At December 31, 2019, the balance due was $306.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.

The Second Lien Facility required a balloon payment of $125.0 million due at maturity. The interest rate for the Second Lien Facility adjusted every interest rate period, which could have been one, two, three or six months in duration and was decided by the Company, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), twelve months thereafter. Interest payment dates included the last day of each interest period and any maturity dates of the Second Lien Facility; however, if any interest period exceeded three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum was 10.0% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At December 19, 2019, the Second Lien Facility was paid off and closed.

The First Lien Facility is secured by substantially all the Company’s assets and contain financial covenants. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants.

The 2016 Credit Agreement includes a mandatory prepayment within ten days after delivery of the annual audited financial statements commencing with the year ending December 31, 2016, in an amount equal to the Excess Cash Flow Percentage of Excess Cash Flow for such Fiscal Year, as defined in the 2016 Credit Agreement. There were no mandatory prepayments with respect to three months ended March 31, 2020 and 2019.

Revolver

The 2016 Credit Agreement also provides for unfunded revolver commitment for borrowing up to $30.0 million, maturing December 9, 2021 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility may be limited by certain financial covenants of the 2016 Credit Agreement including the First Lien Net Leverage Ratio. The Company may draw up to $30.0 million, on a term loan basis, with an adjustable interest rate of 5.375%, 5.625%, or 5.875% based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR. As of March 31, 2020, there were $29.0 million outstanding under the Revolving Credit Facility. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2019.

As of March 31, 2020, there were $0.2 million available capacity for borrowing under the revolving loan commitment due to the $29.0 million outstanding under the Revolving Credit Facility and the $0.8 million of letters of credit outstanding (See Note 10 – Commitments and contingencies).

Convertible Debentures

On December 19, 2019, the Company issued the Debentures in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts then outstanding under the Revolving Credit Facility.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. As of March 31, 2020, 7,500,000 shares of Common Stock (as defined below) were reserved under the 2019 Plan, of which 2,479,781 shares of Common Stock remained available for issuance.

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

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2019	514,710	$9.90	10.0	$-
Granted	3,475,045	8.00
Forfeited	(19,536)	8.00
Expired	-
Balance at March 31, 2020	3,970,219	$8.25	9.7	$-

Vested and expected to vest	3,970,219	$8.25	9.7	$-
Exercisable	-	$-	-	$-

(1)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock (as defined below) and the exercise price of outstanding, in-the-money options. There were no in-the-money options as of March 31, 2020 and December 31, 2019.

No stock options were exercised during the three months ended March 31, 2020 and 2019.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2016 Plan		2019 Plan
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total fair value of stock options granted	$-	$2,492	$7,970	$-
Total fair value of options vested	-	815	-	-

Time-based vesting stock options

Under the 2016 Plan, time-based vesting stock options vested over a five-year period, subject to graded vesting schedules, and expired ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $0 and $37.16 during the three months ended March 31, 2020 and 2019, respectively.

Under the 2016 Plan, for the three months ended March 31, 2020 and 2019, the Company recognized $0.0 million and $0.9 million of stock-based compensation expense in connection with time-based stock options, respectively. As of March 31, 2020, there was no unrecognized stock-based compensation expense as the plan was terminated during 2019.

Under the 2019 Plan, time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $2.24, during the three months ended March 31, 2020.

Under the 2019 Plan, for the three months ended March 31, 2020, the Company recognized $0.8 million of stock-based compensation expense in connection with time-based stock options. As of March 31, 2020, there was $8.1 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of three years.

Performance-based vesting stock options

Performance-based vesting stock options generally vested upon the satisfaction of performance- and market-based criteria, based on the Principal Stockholders’ (as defined in the 2016 Plan) internal rate of return on their investment in the Company as measured following their sale of at least 70% of the Principal Stockholders total holdings in the Company, and expired ten years from the date of grant. The weighted-average fair value per share of performance-based vesting stock options granted by us was $0 and $37.16 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there were no stock options with performance-based vesting outstanding as the 2016 plan was terminated.

Award Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the three months ended March 31, 2020 and 2019. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non- employees under both the 2019 Plan and the 2016 Plan:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expected volatility	37.63%	36.92%
Expected term (in years)	6.0	6.5
Dividend yield	0.00%	0.00%
Risk free interest rate	1.43%	2.42%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three months ended March 31, 2020 and 2019, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock award activity

During the three months ended March 31, 2020 the Company granted to certain non-employee directors 50,000 restricted stock units (“RSU”) in satisfaction of their annual retainer payments and are subject to a three-year vesting term. Accordingly, the Company will recognize the grant-date fair value of the stock awards, ratably over the vesting period. During the three months ended March 31, 2020, the Company recognized an immaterial amount as stock-based compensation expense related to this grant.

During the three months ended March 31, 2019, the Company granted to certain non-employee directors 5,556 stock awards. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and are not subject to any vesting conditions, and thus became issued and outstanding shares on the grant date. Accordingly, the Company recognized the grant-date fair value of the stock awards of $0.5 million as stock-based compensation expense concurrent with the grant date of the awards during the three months ended March 31, 2019.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cost of revenues	$355	$231
General and administrative	230	619
Research and development	73	4
Sales and marketing	167	56
Total	$825	$910

Restricted stock units

The Company granted RSUs as an award of a share in the Company which is subject to certain vesting criteria.  The RSUs become eligible to begin vesting upon a liquidity event (as defined in the 2019 Plan). The amount and timing of the vesting of the RSUs is dependent on the timing of liquidity event as it relates to the Business Combination date of December 19, 2019.

Should the liquidity event occur before the third anniversary of the Business Combination, the RSUs will vest as follows:

•

If a liquidity event occurs before the first anniversary of the Business Combination, half of the RSUs will vest at the liquidity event and the remaining RSUs will vest in 3 equal instalments on each anniversary of the liquidity event over the next three years.

•

If a liquidity event occurs after the first anniversary of the Business Combination, but before the second anniversary of the Business Combination, half of the RSUs will vest on the liquidity event, one-sixth will vest on the second anniversary of the Business Combination, and the remaining one-third will vest on the first anniversary of the liquidity event.

•

If a liquidity event occurs after the second anniversary of the Business Combination, but before the third anniversary of the Business Combination, two-thirds of the RSUs will vest on the liquidity event and the remaining one-third will vest on the third anniversary of the Business Combination.

Should the liquidity event occur after the third anniversary of the Business Combination, all RSUs will vest immediately upon the liquidity event.

The Company granted 1,000,000 RSUs during the quarter ended March 31, 2020 and 1,000,000 are outstanding as of March 31, 2020. The Company determined the achievement of the liquidity event was not probable and therefore no expense was recorded during the three months ended March 31, 2020.

Note 7 – Equity

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

Warrants

On December 19, 2019, in connection with the consummation of the Business Combination, the Company assumed 23,000,000 warrants (the “Public Warrants”), 4,585,281 warrants (the “Private Warrants”) and (iii) 1,764,719 warrants (the “Debenture Holder Warrants” and together with the Public Warrants and the Private Warrants, the “Warrants”). These Warrants qualified for equity accounting as the Warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The Warrants were measured at fair value at the time of issuance and classified as equity.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of Common Stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the Common Stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of Common Stock does not equal or exceed $15.00 within five years from the Closing Date, such shares of Common Stock will be forfeited to the Company for no consideration. These shares are reported as outstanding in our financial statements.

Note 8 – Earnings (loss) per share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing the net earnings (loss) for the year by the weighted-average number of common shares outstanding during the period. Due to the Company’s net loss for the three months ended March 31, 2020 and 2019, all potential common stock equivalents were anti-dilutive.

The following table summarizes basic and diluted earnings (loss) per share or the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Basic and diluted loss per share:
Net loss	$(12,526)	$(13,491)
Weighted average common shares outstanding - basic	42,529,017	42,302,775
Dilutive effect of potentially issuable shares	-	-
Weighted average common shares outstanding - diluted	42,529,017	42,302,775
Basic loss per share	$(0.29)	$(0.32)
Dilutive effect of potentially issuable shares	-	-
Diluted loss per share	$(0.29)	$(0.32)
Common share equivalents excluded due to anti-dilutive effect	-	-

Note 9 – Income taxes

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended March 31, 2020 and 2019, the Company recorded an income tax provision of $0.2 million and $0.1 million, respectively, resulting in an effective tax rate of

(1.6)% and (0.7)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and the valuation allowance against our domestic deferred tax assets.

Note 10 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of March 31, 2020.

The Company has four letters of credit totaling $0.8 million as additional security for lease guarantees related to four leased properties.

Risks and Uncertainties

Impacts of COVID-19 pandemic on KLDiscovery’s Business

The potential impacts of the COVID-19 pandemic on the Company’s business are currently not estimable or determinable.  The Company has made modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. The Company has implemented a salary exchange program pursuant to which certain employees have taken a temporary reduction in salary that ranges from 2% to 20% in exchange for receiving additional stock options and restricted stock units to purchase shares of Common Stock in future periods. In addition, to strengthen its cash position, the Company borrowed $29.0 million under its Revolving Credit Facility. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its financial results for the remainder of fiscal year 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (the “CARES Act”) was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined in the CARES Act. The deferral is effective from the enactment date through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022. The Company is monitoring local legislation in jurisdictions in all countries it conducts business in and is adopting these local stimulus benefits as it deems appropriate.

Note 11 – Related parties

On December 22, 2015, the Company entered into a consulting agreement with Carlyle Investment Management, LLC, an affiliate of The Carlyle Group, Inc., for advisory, consulting and other services in relation to the strategic and financial management of the Company. For the three months ended March 31, 2019, the Company recognized $0.3 million in management consulting fees, reflected within “General and administrative expenses” in the accompanying consolidated Statements of Comprehensive Loss. The agreement was terminated on December 19, 2019.

In connection with the Business Combination, the Company assumed Debentures of which $101.1 million are owed to affiliates of MGG Investment Group, an affiliate of Kevin Griffin, a director of the Company as of March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company recognized $3.0 million and $0 million in interest expense, respectively related to the Debentures.

Note 12 – Subsequent events

The Company has evaluated subsequent events through the dates on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified no additional items for disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that this Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Annual Report”). These risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD”, “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of the Business Combination, (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three months ended March 31, 2020.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Executive Summary

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

The eDiscovery and information governance market is highly fragmented and price competitive. While many of our competitors rely on third party software tools to provide their services, we offer our services utilizing our own end-to-end proprietary tools as well as third party platforms. Because we can provide service offerings utilizing proprietary technology, we have more flexibility in pricing, and we are not hindered by third party licensing software expenses. As such, our proprietary tools allow us to be less impacted by significant price compression than our competitors.

Historically, on-premise tools have been the dominant deployment solution. However, recently the market has shifted to cloud-based solutions and this shift could result in increased revenue for us as we offer our own proprietary cloud-based solutions.

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

•	Professional Services: We manage complex eDiscovery matters and partner with our clients to assist through the lifecycle of a case. Our professional services are billed on an hourly basis.
•

Managed Review Services: We use our extensive eDiscovery project management experience, technological excellence and global presence to provide clients with a secure, seamless and cost-effective managed review solution. We assemble review teams of experienced legal professionals for any type of case. Each team member is a qualified attorney who has passed a selective screening process and has received training from a KLDiscovery review manager to ensure the most efficient and defensible review of a client’s documents. Document review managers have extensive project management experience to oversee the entire review process and work with the client’s legal team as an integrated partner. Our industry experts have developed advanced managed review processes and tools and deliver services in state-of-the-art facilities, handle subject matter versatility, are platform agnostic, possess expert working knowledge of predictive coding and technology assisted review workflows, have multilingual capabilities and focus on quality. Our managed review services are billed on an hourly basis.

•

Hosting: We have flexible technology options and platforms to host our client’s data for the life of the matter. We offer secure data centers around the globe to support data across jurisdictions and privacy laws. Hosting is billed by gigabyte.

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

For the three months ended March 31, 2020 and March 31, 2019, our legal technology revenue was $66.8 million and $62.6 million, respectively, and our data recovery revenue was $11.5 million and $12.4 million, respectively. Additionally, we have longstanding relationships with our clients and for the three months ended March 31, 2020 and 2019, no single client accounted for more than 5% of our revenues.

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

The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry. We believe these non-U.S. GAAP financial measures reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, management fees and equity compensation, acquisition and transaction costs, restructuring costs, systems establishment and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, provides information about our cost structure and helps us to track our operating progress. We encourage investors and potential investors to carefully review the U.S. GAAP financial information and compare them with our EBITDA and adjusted EBITDA.

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

RESULTS OF OPERATIONS

Impacts of COVID-19 pandemic on the Company’s Business

The potential impacts of the COVID-19 pandemic on our business are currently not estimable or determinable.  We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. We have implemented a salary exchange program pursuant to which certain employees have taken a temporary reduction in salary that ranges from 2% to 20% in exchange for receiving additional stock options and restricted stock units to purchase shares of our Common Stock in future periods. In addition, to strengthen our cash position, we borrowed $29.0 million under our Revolving Credit Facility. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for the remainder of fiscal year 2020.

On March 27, 2020, the CARES Act was enacted and signed into law. We have evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined in the CARES Act. The deferral is effective from the enactment date through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022. We are monitoring local legislation in jurisdictions in all countries we conduct business in and are adopting these local stimulus benefits as we deem appropriate.

For the three months ended March 31, 2020 compared with the three months ended March 31, 2019

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues	$78.3	$75.0
Cost of revenues	39.5	37.4
Gross profit	38.8	37.6
Operating expenses	38.1	38.8
Loss from operations	0.7	(1.2)
Interest expense	13.0	12.1
Other expense	-	0.1
Loss before income taxes	(12.3)	(13.4)
Income tax provision	0.2	0.1
Net loss	(12.5)	(13.5)
Total other comprehensive (loss) income, net of tax	(4.4)	0.8
Comprehensive loss	(16.9)	(12.7)

Revenues

Revenues increased by $3.3 million, or 4.4%, to $78.3 million for the three months ended March 31, 2020 as compared to $75.0 million for the three months ended March 31, 2019. This increase is primarily due to an increase of $4.2 million in legal technology revenue, partially offset by a decrease of $0.9 million in data recovery revenue. Legal technology revenue increased primarily due to increased managed review revenue. Data recovery revenue decreased due to a lower volume of data recovery jobs than in the prior year.

Cost of Revenues

Cost of revenues increased by $2.1 million, or 5.6%, to $39.5 million for the three months ended March 31, 2020 as compared to $37.4 million for the three months ended March 31, 2019.  This increase is due to increased costs associated with managed review revenues partially offset by lower amortization of acquired technologies of approximately $0.4 million due to fully amortized assets.  As a percentage of revenue, our cost of revenues for the three months ended March 31, 2020 remained relatively consistent at 50.4% as compared to 49.9% for the three months ended March 31, 2019.

Gross Profit

Gross profit increased by $1.2 million, or 3.2%, to $38.8 million for the three months ended March 31, 2020 as compared to $37.6 million for the three months ended March 31, 2019. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended March 31, 2020 decreased slightly to 49.6% as compared to 50.1% for the three months ended March 31, 2019.

Operating Expenses

Operating expenses decreased by $0.7 million, or 1.8%, to $38.1 million for the three months ended March 31, 2020 as compared to $38.8 million for the three months ended March 31, 2019. This decrease is primarily due to lower expenses of $0.9 million for depreciation and amortization due to acquired assets being fully amortized, a $0.6 million reduction in marketing expense and a $0.6 million reduction in wages of our sales personnel, partially offset by a $1.3 million increase for professional fees driven by incremental expenses required for public company filings and compliance after the Company became a public company in late 2019. As a percentage of revenue, our operating expenses for the three months ended March 31, 2020 decreased to 48.7% as compared to 51.7% for the three months ended March 31, 2019 due to the factors noted above.

Interest Expense

Interest expense increased by $0.9 million, or 7.4%, to $13.0 million for the three months ended March 31, 2020 as compared to $12.1 million for the three months ended March 31, 2019. This increase is primarily due to the increase in outstanding debt, partially offset by lower interest rates during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Income Tax Provision (Benefit)

During the three months ended March 31, 2020 and 2019, we recorded an income tax provision of $0.2 million and $0.1 million, respectively, resulting in an effective tax rate of (1.6)% and (0.7)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended March 31, 2020 increased from the three months ended March 31, 2019 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

On March 27, 2020, the President signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of taxable income. We are analyzing the different aspects of the CARES Act to determine whether any specific provisions may impact us.  Similar tax legislation has been enacted in other countries where we operate, and we are also analyzing the different aspects of these legislative developments to determine whether any specific provision may impact us.

Net Loss

Net loss for the three months ended March 31, 2020 was $12.5 million compared to $13.5 million for the three months ended March 31, 2019. Net loss decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to the factors noted above.

Adjusted EBITDA

	For the Three Months Ended March 31,
(in millions)	2020	2019
Net Loss	$(12.5)	$(13.5)
Interest expense	13.0	12.1
Income tax expense (benefit)	0.2	0.1
Depreciation and amortization expense	11.8	12.5
EBITDA	$12.5	$11.2
Acquisition, financing and transaction costs	0.1	0.2
Strategic Initiatives:
Sign-on bonus amortization	0.2	0.1
Non-recoverable draw	0.3	1.1
Total strategic initiatives	0.5	1.2
Management fees, stock compensation and other	0.9	1.2
Restructuring costs	0.6	0.7
Systems establishment	0.5	0.6
Adjusted EBITDA	$15.0	$15.1

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility (our “Revolving Credit Facility”). Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 95 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. We have experienced no material seasonality trends as it relates to collection on our accounts receivables. As of March 31, 2020, we had $50.6 million in cash compared to $43.4 million as of December 31, 2019. As of March 31, 2020, we had $509.0 million of outstanding borrowings compared to $480.6 million as of December 31, 2019. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow.

2016 Credit Agreement

The Facilities

On December 9, 2016, we entered into a Credit Agreement (as amended or supplemented to date, the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (the “First Lien Facility”) and $125.0 million (the “Second Lien Facility” and, together with the First Lien Facility, the “Facilities”) were to mature on December 9, 2022 and December 9, 2023, respectively.  The Second Lien Facility was repaid on December 19, 2019 in connection with the consummation of the Business Combination.

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter, beginning on March 31, 2017 with a payment of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by us, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the First Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. As of March 31, 2020, the balance due was $301.8 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.90025%. As of December 31, 2019, the balance due was $306.0 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.05638%.

The Second Lien Facility required a balloon payment of $125.0 million due at maturity. The interest rate for the Second Lien Facility adjusted every interest rate period, which could be one, two, three or six months in duration and is decided by the Company, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates included the last day of each interest period and any maturity dates of the Second Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum was 10.0% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. The Second Lien Facility was repaid upon consummation of the Business Combination on December 19, 2019.

The Facilities are secured by substantially all of our assets and contain certain covenants. As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants.

The 2016 Credit Agreement includes a mandatory excess cash flow prepayment within ten days after delivery of the annual audited financial statements commencing with the year ended December 31, 2017. The Excess Cash Flow amount is specifically defined in Section 1.01 of the 2016 Credit Agreement. The Excess Cash Flow calculation starts with net income and then adds back a series of non-cash expenses, capital expenditures, M&A, and debt related amounts to arrive at a final amount due.

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

We were not required to make any additional principal payments under the Excess Cash Flow covenant for the three months ended March 31, 2019 or March 31, 2020 and do not anticipate making any additional principal payments under the Excess Cash Flow covenant for the year ended December 31, 2020.

Revolving Credit Facility

The 2016 Credit Agreement also provides for a Revolving Credit Facility of up to $30.0 million that matures December 9, 2021. Borrowings under the Revolving Credit Facility may be subject to meeting certain financial covenants set forth in the 2016 Credit Agreement, including the First Lien Net Leverage Ratio. We may draw up to $30.0 million under the Revolving Credit Facility, on a term loan basis, with either an adjustable eurocurrency loan interest rate of 5.375%, 5.625%, or 5.875% with interest rates based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR, or a base rate loan interest rate of 4.375%, 4.635%, or 4.875% plus the Base Rate (as defined in the 2016 Credit Agreement). As of March 31, 2020 and December 31, 2019, we had $29.0 million and $0.0 million outstanding under our Revolving Credit Facility, respectively, and $0.8 million and $0.9 million, respectively, in letters of credit issued as of March 31, 2020 and December 31, 2019 with $0.2 million available borrowing capacity under the Revolving Credit Facility as of March 31, 2020.

The Initial Term Loan borrowings pursuant to the 2016 Credit Agreement were issued at an original issue discount of $11.9 million and $6.3 million for the First Lien Facility and Second Lien Facility, respectively. The original issue discount is amortized using the effective yield method over the respective term of each Facility.

We incurred closing fees in connection with the entry into the Facilities and the Revolving Credit Facility pursuant to the 2016 Credit Agreement of $13.6 million. These closing fees were deferred on December 9, 2016, along with fees of $0.6 million related to our prior term loan facility that we refinanced in connection with our entry into the 2016 Credit Agreement and are amortized over their respective terms. We are always evaluating opportunities for a more advantageous indebtedness structure, which may include a refinancing or replacement of our Facilities and/or our Revolving Credit Facility.

Convertible Debenture Notes

In connection with the Business Combination on December 19, 2019, we issued $200 million aggregate principal amount Debentures due 2024 in a private placement to certain “accredited investors” pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The equity structure as of the date of the Business Combination included 2,097,974 shares of common stock and 1,764,719 warrants for the issuance of common stock to the Debenture holders related to the Debenture issuance. The proceeds of the Debentures were used in part to repay our outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility.

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

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash provided by (used in):
Operating activities	$(11,956)	$(18,340)
Investing activities	$(5,101)	$(2,182)
Financing activities	$24,526	$1,593
Effect of foreign exchange rates	$(265)	$22
Net increase (decrease in cash)	$7,204	$(18,907)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $12.0 million for the three months ended March 31, 2020 as compared to net cash used in operating activities of $18.3 million for the three months ended March 31, 2019. The decrease in net cash used is due to a $1.0 million reduction in net loss, as well as a $3.0 million increase in non-cash expenses and a $2.5 million decrease in cash used for working capital. The period over period decrease in non-cash items is primarily due to a $3.3 million increase in non-cash interest offset by a $0.7 million decrease in depreciation and amortization. The decrease in cash used for working capital for the period is primarily due to a $6.1 million increase in accounts payable and accrued expenses and a $1.0 million decrease in prepaid expense and other current assets, offset by a $4.1 million increase in accounts receivable and a $0.5 million increase in deferred revenue. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2020 as compared to net cash used in investing activities of $2.2 million for the three months ended March 31, 2019. The increase in cash used is due to $2.3 million cash payments related to acquisitions in 2020 and increased purchases of property and equipment of $0.6 million.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities of $24.5 million related to the draws on the revolving credit facility of $29.0 million, offset by payments of long-term debt of $4.3 million and capital lease obligations of $0.2 million. For the three months ended March 31, 2019, net cash provided by financing activities of $1.6 million related to the net borrowings from our Revolving Credit Facility of $6.0 million, offset by payments of long-term debt and capital lease obligations of $4.4 million.

Contractual Obligations

Our operating lease obligations are disclosed in Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Rent expense for the three months ended March 31, 2020 and 2019 was $3.8 million and $3.6 million, respectively.

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in “Item 1 – Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q for a summary of accounting standards not yet adopted.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. There were no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 26, 2020.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $340 million First Lien Facility as well as the Revolving Credit Facility of $30 million. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at March 31, 2020 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.1 million. We do not currently hedge our interest rate exposure.

Exchange Rate Risk

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income” in our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other expense” in our Consolidated Statements of Comprehensive Loss included elsewhere in this Quarterly Report on Form 10-Q. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

During the three months ended March 31, 2020 and 2019, we generated the equivalent of $16.2 million and $16.5 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100 basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three month period would have correspondingly changed our revenues by approximately $0.2 million for each of the three months ended March 31, 2020 and 2019. We do not currently hedge our exchange rate exposure.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We vigorously defend these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Item 1A.  Risk Factors.

Except as noted below, there have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 26, 2020.

An outbreak of disease or similar public health threat, such as a novel strain of coronavirus, could have a material adverse impact on the Company’s business, operating results and financial condition.

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019 and has been declared a pandemic by the World Health Organization and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We have offices in 19 countries, including regions significantly impacted by COVID-19.  We have transitioned the majority of our workforce to a remote working model, whereby employees execute their job functions from home leveraging a two-factor authenticated and secure VPN. Notably, our document review business, which has always been conducted entirely at our facilities, has transitioned to a remote model to ensure continuity of operations. If shutdowns continue, our sales force and in-person services may be impacted, which could impact our sales and operating results.  The extent to which COVID-19 will impact our results, including the ability of our customers to continue to pay in a timely manner, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could adversely impact our business, financial condition or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.     Exhibits and Financial Statement Schedules.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019)
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Date: May 15, 2020