Form 10-Q
period 2020-06-30
KLDiscovery Inc.
filed 2020-08-13
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 42,529,017 of the registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Current assets
Cash and cash equivalents	$34,099	$43,407
Accounts receivable, net of allowance
for doubtful accounts of $8,449 and $7,486, respectively	89,120	96,994
Prepaid expenses	13,563	7,296
Other current assets	668	556
Total current assets	137,450	148,253
Property and equipment
Computer software and hardware	72,413	72,228
Leasehold improvements	27,404	26,963
Furniture, fixtures and other equipment	3,748	3,794
Accumulated depreciation	(72,416)	(64,682)
Property and equipment, net	31,149	38,303
Intangible assets, net	120,129	130,568
Goodwill	395,031	395,171
Other assets	2,990	2,617
Total assets	$686,749	$714,912
Current liabilities
Current portion of long-term debt, net	$13,074	$11,689
Accounts payable and accrued expense	30,804	31,270
Current portion of contingent consideration	398	340
Deferred revenue	4,984	4,851
Total current liabilities	49,260	48,150
Long-term debt, net	466,014	468,932
Contingent consideration	482	482
Deferred tax liabilities	6,590	6,294
Other liabilities	8,138	7,289
Total liabilities	530,484	531,147
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; shares issued and outstanding - 42,529,017 as of June 30, 2020 and December 31, 2019	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	383,591	381,952
Accumulated deficit	(232,942)	(205,498)
Accumulated other comprehensive income	5,612	7,307
Total stockholders' equity	156,265	183,765
Total liabilities and stockholders' equity	$686,749	$714,912

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues	$64,381	$78,332	$142,652	$153,358
Cost of revenues	34,214	39,463	73,734	76,919
Gross profit	30,167	38,869	68,918	76,439

Operating expenses
General and administrative	12,400	14,813	28,253	29,656
Research and development	1,639	1,489	3,306	2,922
Sales and marketing	8,660	11,466	20,305	24,169
Depreciation and amortization	8,985	9,893	17,901	19,718
Total operating expenses	31,684	37,661	69,765	76,465

Income (loss) from operations	(1,517)	1,208	(847)	(26)

Other expenses
Other expense	63	36	91	131
Interest expense	12,970	12,387	25,932	24,453
Loss before income taxes	(14,550)	(11,215)	(26,870)	(24,610)
Income tax provision	368	233	574	329

Net loss	$(14,918)	$(11,448)	$(27,444)	$(24,939)

Other comprehensive income, net of tax
Foreign currency translation	2,733	(855)	(1,695)	(45)
Total other comprehensive income, net of tax	2,733	(855)	(1,695)	(45)
Comprehensive loss	$(12,185)	$(12,303)	$(29,139)	$(24,984)

Net loss per share - basic and diluted	$(0.35)	$(0.27)	$(0.65)	$(0.59)

Weighted average shares outstanding - basic and diluted	42,529,017	42,369,357	42,529,017	42,336,093

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$-	$(205,498)	$7,307	$183,765
Share based compensation	-	-	825	-	-	-	825
Foreign exchange translation	-	-	-	-	-	(4,428)	(4,428)
Net loss	-	-	-	-	(12,526)	-	(12,526)
Balance as of March 31, 2020	42,529,017	4	382,777	-	(218,024)	2,879	167,636
Share based compensation	-	-	814	-	-	-	814
Foreign exchange translation	-	-	-	-	-	2,733	2,733
Net loss	-	-	-	-	(14,918)	-	(14,918)
Balance as of June 30, 2020	42,529,017	$4	$383,591	$-	$(232,942)	$5,612	$156,265

	Common Stock Issued		Additional paid-in	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2018	42,288,870	$4	$372,316	$(2,406)	$(147,954)	$6,996	$228,956
Share based compensation	52,150	-	910	-	-	-	910
Foreign exchange translation	-	-	-	-	-	810	810
Net loss	-	-	-	-	(13,491)	-	(13,491)
Balance as of March 31, 2019	42,341,020	4	373,226	(2,406)	(161,445)	7,806	217,185
Issuance of common stock	58,534	-	414	-	-	-	414
Share based compensation	-	-	579	-	-	-	579
Foreign exchange translation	-	-	-	-	-	(855)	(855)
Net loss	-	-	-	-	(11,448)	-	(11,448)
Balance as of June 30, 2019	42,399,554	$4	$374,219	$(2,406)	$(172,893)	$6,951	$205,875

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating activities
Net loss	$(27,444)	$(24,939)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,816	25,063
Non-cash interest	9,428	2,365
Stock-based compensation	1,639	1,489
Provision for losses on accounts receivable	2,155	1,332
Deferred income taxes	296	(130)
Change in fair value of contingent consideration	58	-
Changes in operating assets and liabilities:
Accounts receivable	5,866	(9,861)
Prepaid expenses and other assets	(6,519)	(4,078)
Accounts payable and accrued expenses	(711)	(3,359)
Deferred revenue	146	236

Net cash provided by (used in) operating activities	8,730	(11,882)
Investing activities
Acquisitions, net of cash acquired	(3,124)	-
Purchases of property and equipment	(5,875)	(5,140)
Net cash used in investing activities	(8,999)	(5,140)
Financing activities
Revolving credit facility - draws	29,000	21,500
Revolving credit facility - repayments	(29,000)	(14,500)
Payments for capital lease obligations	(455)	(307)
Payments on long-term debt	(8,500)	(8,500)
Net cash used in financing activities	(8,955)	(1,807)
Effect of foreign exchange rates	(84)	14
Net decrease in cash	(9,308)	(18,815)
Cash at beginning of period	43,407	23,439
Cash at end of period	$34,099	$4,624
Supplemental disclosure:
Cash paid for interest	$17,248	$18,747
Income taxes (refunds) paid, net of refunds	$(297)	$107
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable
and accrued expenses on the consolidated balance sheets	$193	$220

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company”) provides technology-based litigation support solutions and services including computer e-discovery, data hosting, and managed review predominantly to top law firms, corporations and government agencies. The majority of the Company’s current business is derived from these services. The Company’s headquarters is located in McLean, Virginia and has more than 39 locations in 19 countries, 9 data centers and 21 data recovery labs around the globe.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and six months ended June 30, 2020 and 2019, the Company did not have a single customer that represented more than five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

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

Depreciation expense totaled $4.3 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively, and includes amortization of assets recorded under capital leases. Depreciation expense totaled $8.5 million and $9.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $16.5 million and $13.5 million, net of accumulated amortization, as of June 30, 2020 and December 31, 2019, respectively.

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

The Company considered COVID-19 as an indicator of impairment to the value of goodwill and intangible assets and performed a qualitative assessment. Management considered factors that could be affected by COVID-19 such as impact to stock price, consequences of “stay-at-home” orders, impacts to competitors due to COVID-19, changes in demand, and updates to the Company forecasts among other factors.  Management concluded that there were no impairment indicators during the six months ended June 30, 2020.

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

As an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”), the JOBS Act allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until December 31, 2019, which is when such pronouncements are made applicable to private companies.  We elected to use this extended transition period and there were no material differences for revenue recognition between the three and six months ended June 30, 2020 and June 30, 2019.

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

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
eDiscovery services	$45,402	$99,035
Managed review	9,706	22,832
Legal technology services	55,108	121,867
Data recovery	9,273	20,785
Total revenue	$64,381	$142,652

Performance Obligations and Timing of Revenue Recognition

We primarily sell services and products that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e. the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e., separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer.

(1)	eDiscovery services, which provides end-to-end eDiscovery services support including; collections, processing, analytics, hosting, production and professional services.
(2)	Managed review services which provides the staffing necessary to review large complex data sets;
(3)	Data recovery, which offers data restoration, data erasure and data management

We generate the majority of our revenues by providing Legal Technology services to our clients.  All of our eDiscovery service contracts are time and materials types of arrangements.

Time and materials arrangements are based on units of data stored or processed. Unit-based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information or the number of pages or images processed for a client, at agreed upon per unit rates. We recognize revenues for these arrangements utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

Certain of our eDiscovery contracts are subscription based, fixed fee arrangements, which have tiered pricing based on the quantity of data hosted. For a fixed monthly fee, our clients receive a variety of optional eDiscovery services, which are included in addition to the data hosting. We recognize revenues for these arrangements based on predetermined monthly fees as determined in our contractual agreements, utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

Managed review services are time and materials type of arrangements. These agreements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

Data recovery services are mainly fixed fee arrangements requiring the client to pay a pre-established fee in exchange for the successful completion of a data recovery on a predetermined device. For the recovery services performed by the Company’s technicians, the revenue is recognized at a point in time, when the recovered data is sent to the customer.

Data erasure services are fixed fee arrangements for which revenue is recognized at a point in time, when the certificate of erasure is sent to the customer.

Ontrack PowerControls offers term license subscriptions for customers with on-premises installations of the software pursuant to contracts that are historically one to four years in length. The term license subscriptions include maintenance, support, as well as access to future software upgrades and fixes.  The license and the additional support services are deemed to be one performance obligation, and thus revenue for these arrangements is recognized ratably over the term of the agreement.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  During 2019, the Company acquired three companies for total consideration of $5.5 million, of which $2.0 million was in cash, $1.5 million was in deferred payments, $1.2 million was in stock and $0.8 million related to future earn outs.  The fair value of future expected acquisition-related contingent consideration obligations was $0.9 million and $0.8 million at June 30, 2020 and December 31, 2019, respectively.

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended June 30, 2020 and December 31, 2019 (in thousands):

Balance at December 31, 2018	$-
Contingent consideration	774
Change in fair value of contingent consideration	48
Balance at December 31, 2019	$822
Contingent consideration	-
Payment of contingent consideration	-
Change in fair value of contingent consideration	58
Balance at June 30, 2020	$880

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

Rent expense totaled $3.7 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense totaled $7.5 million and $7.5 million for the six months ended June 30, 2020 and 2019, respectively.

For years subsequent to June 30, 2020, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

December 31,	Capital Leases	Operating Leases
2020 (6 months)	$1,119	$5,742
2021	1,586	10,442
2022	1,346	8,496
2023	721	7,736
2024	-	6,597
Thereafter	-	13,103
Total	$4,772	$52,116
Less interest on lease obligations	(548)
	4,224
Less current portion	(1,119)
Non-current portion	$3,105

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	June 30, 2020	December 31, 2019
First lien facility due 2022	$297,500	$306,000
Convertible debenture notes due 2024	204,312	200,000
Total debt	501,812	506,000
Less: unamortized original issue discount	(17,963)	(19,806)
Less: unamortized debt issuance costs	(4,761)	(5,573)
Total debt, net	479,088	480,621

Current portion of debt	17,000	17,000
Less: current portion of unamortized original issue discount	(2,240)	(3,687)
Less: current portion of unamortized debt issuance costs	(1,686)	(1,624)
Total current portion of debt, net	13,074	11,689
Total long term debt, net	$466,014	$468,932

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

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter beginning on March 31, 2017 of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by the Company, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), twelve months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the First Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At June 30, 2020, the balance due was $297.5 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.373%.  At December 31, 2019, the balance due was $306.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.

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

The First Lien Facility is secured by substantially all the Company’s assets and contain financial covenants. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants.

The 2016 Credit Agreement includes a mandatory prepayment within ten days after delivery of the annual audited financial statements commencing with the year ending December 31, 2016, in an amount equal to the Excess Cash Flow Percentage of Excess Cash Flow for such Fiscal Year, as defined in the 2016 Credit Agreement. There were no mandatory prepayments with respect to six months ended June 30, 2020 and 2019.

Revolver

The 2016 Credit Agreement also provides for unfunded revolver commitment for borrowing up to $30.0 million, maturing December 9, 2021 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility may be limited by certain financial covenants of the 2016 Credit Agreement including the First Lien Net Leverage Ratio. The Company may draw up to $30.0 million, on a term loan basis, with an adjustable interest rate of 5.375%, 5.625%, or 5.875% based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR. As of June 30, 2020 and December 31, 2019, there was no  outstanding balance under the Revolving Credit Facility.

As of June 30, 2020, there were $29.2 million available capacity for borrowing under the revolving loan commitment due to the $0.8 million of letters of credit outstanding (See Note 10 – Commitments and contingencies).

Convertible Debentures

On December 19, 2019, the Company issued the Debentures in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts then outstanding under the Revolving Credit Facility.

The Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased. The Debentures bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding. The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

At any time, upon notice as set forth in the Debentures, the Debentures are redeemable at the Company’s option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval to allow for the full conversion of the Debentures into common stock, the Debentures are convertible into shares of the Company’s common stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. The Compensation Committee did not increase the share reserve under the 2019 Plan in 2020. As of June 30, 2020, 7,500,000 shares of common stock, $0.0001 par value per share (the “Common Stock”) were reserved under the 2019 Plan, of which 1,868,610 shares of Common Stock remained available for issuance.

On March 29, 2016, the Company adopted the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. The 2016 Plan was terminated on December 19, 2019 and all outstanding awards were cancelled for no consideration.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options Outstanding, December 31, 2019	514,710	$9.90	10.0	$-
Granted	3,892,718	8.41
Forfeited	(58,817)	8.29
Expired	-
Options Outstanding, June 30, 2020	4,348,611	$8.41	9.5	$-
Options Exercisable, June 30, 2020	-	$-	-	$-

(1)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock (as defined below) and the exercise price of outstanding, in-the-money options. There were no in-the-money options as of June 30, 2020 or December 31, 2019.

No stock options were exercised during the six months ended June 30, 2020 and 2019 under the 2019 Plan or the 2016 Plan.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2016 Plan		2019 Plan
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total fair value of stock options granted	$-	$2,492	$8,766	$-
Total fair value of options vested	-	1,402	-	-

Time-based vesting stock options

Under the 2016 Plan, time-based vesting stock options vested over a five-year period, subject to graded vesting schedules, and expired ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $0 and $37.16 during the six months ended June 30, 2020 and 2019, respectively.

Under the 2016 Plan, for the three months ended June 30, 2020 and 2019, the Company recognized $0.0 million and $0.6 million of stock-based compensation expense in connection with time-based stock options, respectively. Under the 2016 Plan, for the six months ended June 30, 2020 and 2019, the Company recognized $0.0 million and $1.5 million of stock-based compensation expense in connection with time-based stock options, respectively. As of June 30, 2020, there was no unrecognized stock-based compensation expense as the 2016 Plan was terminated during 2019.

Under the 2019 Plan, time-based vesting stock options generally vest over a three-year period and expire not more than ten years from the date of grant. The weighted-average fair value per share of time-based vesting stock options granted by us was $2.21, during the six months ended June 30, 2020.

Under the 2019 Plan, for the three months ended June 30, 2020, the Company recognized $0.8 million of stock-based compensation expense in connection with time-based stock options. Under the 2019 Plan, for the six months ended June 30, 2020, the Company recognized $1.6 million of stock-based compensation expense in connection with time-based stock options. As of June 30, 2020, there was $7.9 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of 2.5 years.

Performance-based vesting stock options

Performance-based vesting stock options generally vested upon the satisfaction of performance- and market-based criteria, based on the Principal Stockholders’ (as defined in the 2016 Plan) internal rate of return on their investment in the Company as measured following their sale of at least 70% of the Principal Stockholders total holdings in the Company, and expired ten years from the date of grant. The weighted-average fair value per share of performance-based vesting stock options granted by us was $0 and $37.16 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were no stock options with performance-based vesting outstanding, as the 2016 Plan was terminated.

Award Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the six months ended June 30, 2020 and 2019. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non- employees under both the 2019 Plan and the 2016 Plan:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Expected volatility	37.63% - 40.98%	36.92%
Expected term (in years)	6.0	6.5
Dividend yield	0.00%	0.00%
Risk free interest rate	1.43% - 0.45%	2.42%

A discussion of management’s methodology for developing each of the assumptions used in the valuation model follows

•

Expected volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses an estimated volatility based on the historical and implied volatilities of comparable companies.

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and six months ended June 30, 2020 and 2019, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock-based award activity

During the six months ended June 30, 2020 the Company granted to certain non-employee directors 136,956 restricted stock units (“RSUs”) for their initial appointment to the board and for continued service, which awards are subject to a three or one-year vesting period. Accordingly, the Company will recognize the grant-date fair value of the stock awards, ratably over the vesting period. During the three and six months ended June 30, 2020, the Company recognized an immaterial amount as stock-based compensation expense related to this grant.

During the six months ended June 30, 2019, the Company granted to certain non-employee directors 5,556 stock awards. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and are not subject to any vesting conditions, and thus became issued and outstanding shares on the grant date. Accordingly, the Company recognized the grant-date fair value of the stock awards of $0.5 million as stock-based compensation expense concurrent with the grant date of the awards during the three and six months ended June 30, 2019.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cost of revenues	$326	$154	$681	$298
General and administrative	261	283	491	918
Research and development	67	24	140	43
Sales and marketing	160	119	327	230
Total	$814	$580	$1,639	$1,489

Restricted stock units

The Company granted RSUs to certain employees which are subject to certain vesting criteria.  The RSUs become eligible to begin vesting upon a liquidity event (as defined in the award agreements governing the RSUs). The amount and timing of the vesting of the RSUs is dependent on the type and timing of the liquidity event as it relates to the Business Combination date of December 19, 2019.  Generally, a portion of the RSUs will first vest upon the occurrence of the liquidity event and the remainder will vest in installments thereafter, provided that if the liquidity event occurs after the third anniversary of the Business Combination, all RSUs will vest immediately upon the liquidity event. The vesting of the RSUs is generally subject to continued employment.

RSU activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	RSUs Outstanding

Balance at December 31, 2019	-
Granted	1,348,163
Forfeited	(65,384)
Expired	-
Balance at June 30, 2020	1,282,779

The Company determined the achievement of the liquidity event was not probable and therefore no expense was recorded during the three or six months ended June 30, 2020.

Note 7 – Equity

The Company is authorized to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Company’s Board of Directors may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding Common Stock.

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

Note 8 – Income taxes

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $0.4 million and $0.2 million, respectively, resulting in an effective tax rate of (2.8)% and (1.8)%, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $0.6 million and $0.3 million, respectively, resulting in an effective tax rate of (2.2)% and (1.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of June 30, 2020.

The Company has four letters of credit totaling $0.8 million as additional security for lease guarantees related to four leased properties.

Risks and Uncertainties

Impacts of COVID-19 pandemic on KLDiscovery’s Business

The potential impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable.  The Company has made modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. In March, the Company implemented a salary exchange program pursuant to which certain employees have taken a temporary reduction in salary that ranges from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs to purchase shares of Common Stock in future periods. The Company decided to extend the salary reductions through December 31, 2020. The Company also initiated limited furloughs for certain employees. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its financial results for the remainder of fiscal year 2020.

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

Note 10 – Related parties

On December 22, 2015, the Company entered into a consulting agreement with Carlyle Investment Management, LLC, an affiliate of The Carlyle Group, Inc., for advisory, consulting and other services in relation to the strategic and financial management of the Company. For the six months ended June 30, 2019, the Company recognized $0.5 million in management consulting fees, reflected within “General and administrative expenses” in the accompanying consolidated Statements of Comprehensive Loss. The agreement was terminated on December 19, 2019.

In connection with the Business Combination, the Company assumed Debentures of which $102.2 million are owed to affiliates of MGG Investment Group, an affiliate of Kevin Griffin, a director of the Company as of June 30, 2020. For the three months ended June 30, 2020 and 2019, the Company recognized $2.8 million and $0 million in interest expense, respectively, related to the Debentures. For the six months ended June 30, 2020 and 2019, the Company recognized $5.8 million and $0 million in interest expense, respectively, related to the Debentures.

Note 11 – Subsequent events

The Company has evaluated subsequent events through the dates on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified no additional items for disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that this Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Annual Report”). These risks and uncertainties may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of the Business Combination, (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three and six months ended June 30, 2020.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Executive Summary

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. We provide technology-enabled services and software to help law firms, corporations, government agencies and consumers solve complex data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with more than 39 locations in 19 countries, 9 data centers and 21 data recovery labs around the globe. Our legal technology services cover both eDiscovery and information governance services to support the litigation, regulatory compliance, and internal investigation needs of our clients. We offer data collection and forensic investigation, early case assessment, electronic discovery and data processing, application software, data hosting, and managed review services. In addition, through our global Ontrack Data Recovery name, we deliver world-class data recovery, email extraction and restoration, data destruction and tape management services.

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

For the three months ended June 30, 2020 and 2019, our legal technology revenue was $55.1 million and $67.5 million, respectively, and our data recovery revenue was $9.3 million and $10.8 million, respectively. For the six months ended June 30, 2020 and 2019, our legal technology revenue was $121.9 million and $130.1 million, respectively, and our data recovery revenue was $20.8 million and $23.3 million, respectively. Additionally, we have longstanding relationships with our clients and for the three and six months ended June 30, 2020 and 2019, no single client accounted for more than 5% of our revenues.

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

•

Management fees, stock compensation and other primarily represents consulting fees and portions of compensation paid to our employees and executives through stock-based instruments. Determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expenses recorded may not align with the actual value realized upon the future exercise or termination of the related stock-based awards. Therefore, we believe it is useful to exclude stock-based compensation to better understand the long-term performance of our core business.

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

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

The potential impacts of the ongoing COVID-19 pandemic on our business are currently not estimable or determinable.  We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. We have implemented a salary exchange program pursuant to which certain employees have taken a temporary reduction in salary that ranges from 2% to 20% in exchange for receiving additional stock options and RSUs. We decided to extend the salary reductions through December 31,2020. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for the remainder of fiscal year 2020.

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

For the three months ended June 30, 2020 compared with the three months ended June 30, 2019

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
(in millions)	2020	2019
Revenues	$64.4	$78.3
Cost of revenues	34.2	39.4
Gross profit	30.2	38.9
Operating expenses	31.7	37.7
Loss from operations	(1.5)	1.2
Interest expense	13.0	12.4
Other expense	-	-
Loss before income taxes	(14.5)	(11.2)
Income tax provision	0.4	0.2
Net loss	(14.9)	(11.4)
Total other comprehensive (loss) income, net of tax	2.7	(0.9)
Comprehensive loss	(12.2)	(12.3)

Revenues

Revenues decreased by $13.9 million, or 17.8%, to $64.4 million for the three months ended June 30, 2020 as compared to $78.3 million for the three months ended June 30, 2019. This is primarily due to decreases in collections and processing of $4.1 million, managed review of $3.4 million, hosting services of $2.4 million and data recovery of $1.6 million. These decreases are primarily due to the impacts of COVID-19, as many clients have delayed the start of new matters and court systems have widely been closed.

Cost of Revenues

Cost of revenues decreased by $5.2 million, or 13.2%, to $34.2 million for the three months ended June 30, 2020 as compared to $39.4 million for the three months ended June 30, 2019.  This decrease is partially due to the decreased revenue due to the impact of  COVID-19, which drove personnel expenses down $1.8 million and outsourcing expense down $0.4 million along with expense reduction measures implemented by management which decreased personnel expense by an additional $1.7 million, and travel and entertainment by $0.6 million, among other smaller decreases.  As a percentage of revenue, our cost of revenues for the three months ended June 30, 2020 increased to 53.1% as compared to 50.3% for the three months ended June 30, 2019. This increase was driven by decreased revenues due to COVID-19 without a corresponding decrease related to fixed costs in cost of goods sold.

Gross Profit

Gross profit decreased by $8.7 million, or 22.4%, to $30.2 million for the three months ended June 30, 2020 as compared to $38.9 million for the three months ended June 30, 2019. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended June 30, 2020 decreased to 46.9% as compared to 49.7% for the three months ended June 30, 2019 primarily due to the factors noted above.

Operating Expenses

Operating expenses decreased by $6.0 million, or 15.9%, to $31.7 million for the three months ended June 30, 2020 as compared to $37.7 million for the three months ended June 30, 2019. This decrease is primarily due to decreased personnel expenses of $2.3 million, and decreased travel and entertainment of $0.7 million, both the result of Company cost savings initiatives in response to COVID-19,  along with decreased professional service costs of $1.9 million, decreased contract and temporary labor of $0.5 million, decreased marketing expenses of $0.3 million and decreased depreciation and amortization due to acquired assets being fully amortized of $0.9 million. This is partially offset by an increase of $0.7 million in bad debt expense in response to possible collection issues resulting from COVID-19. As a percentage of revenue, our operating expenses for the three months ended June 30, 2020 increased to 49.2% as compared to 48.1% for the three months ended June 30, 2019 due to the factors noted above.

Interest Expense

Interest expense increased by $0.6 million, or 4.8%, to $13.0 million for the three months ended June 30, 2020 as compared to $12.4 million for the three months ended June 30, 2019. This increase is primarily due to the increase in outstanding debt, partially offset by lower interest rates during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Income Tax Provision (Benefit)

During the three months ended June 30, 2020 and 2019, we recorded an income tax provision of $0.4 million and $0.2 million, respectively, resulting in an effective tax rate of (2.8)% and (1.8)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended June 30, 2020 increased from the three months ended June 30, 2019 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the three months ended June 30, 2020 was $14.9 million compared to $11.4 million for the three months ended June 30, 2019. Net loss increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to the factors noted above.

Adjusted EBITDA

	For the Three Months Ended June 30,
(in millions)	2020	2019
Net Loss	$(14.9)	$(11.4)
Interest expense	13.0	12.4
Income tax expense (benefit)	0.4	0.2
Depreciation and amortization expense	12.0	12.5
EBITDA	$10.5	$13.7
Acquisition, financing and transaction costs	0.2	2.6
Strategic Initiatives:
Sign-on bonus amortization	-	0.1
Non-recoverable draw	-	0.9
Total strategic initiatives	-	1.0
Management fees, stock compensation and other	0.8	0.9
Restructuring costs	0.1	0.6
Systems establishment	0.6	0.8
Adjusted EBITDA	$12.2	$19.6

For the six months ended June 30, 2020 compared with the six months ended June 30, 2019

The following table sets forth statements of operations data for each of the periods indicated:

	For the Six Months Ended June 30,
(in millions)	2020	2019
Revenues	$142.7	$153.3
Cost of revenues	73.7	76.9
Gross profit	69.0	76.4
Operating expenses	69.8	76.5
Loss from operations	(0.8)	(0.1)
Interest expense	25.9	24.5
Other expense	0.1	0.1
Loss before income taxes	(26.8)	(24.7)
Income tax provision	0.6	0.3
Net loss	(27.4)	(25.0)
Total other comprehensive (loss) income, net of tax	(1.7)	-
Comprehensive loss	(29.1)	(25.0)

Revenues

Revenues decreased by $10.6 million, or 6.9%, to $142.7 million for the six months ended June 30, 2020 as compared to $153.3 million for the six months ended June 30, 2019. This is primarily due to decreases in collections and processing of $3.6 million, hosting services of $2.9 million, data recovery of $2.5 million and subscription revenue of $2.1 million partially offset by an increase in managed review services of $0.9 million, which is the result of an increase in managed review projects during the first quarter. The decreases are primarily due to the impacts of COVID-19 as many clients have delayed the start of new matters and court systems have widely been closed.

Cost of Revenues

Cost of revenues decreased by $3.2 million, or 4.2%, to $73.7 million for the six months ended June 30, 2020 as compared to $76.9 million for the six months ended June 30, 2019.  This decrease is partially due to the expense reduction measures implemented by management which decreased personnel expense by an additional $1.7 million and travel and entertainment by $0.6 million, decreased communications costs of $0.4 million and decreased professional services of $0.3 million partially offset by higher amortization of intangibles of approximately $0.6 million due to new assets placed in service. As a percentage of revenue, our cost of revenues for the six months ended June 30, 2020 increased to 51.6% as compared to 50.2% for the six months ended June 30, 2019. This increase was driven by decreased revenues due to COVID-19 without a corresponding decrease related to fixed costs in cost of goods sold.

Gross Profit

Gross profit decreased by $7.4 million, or 9.7%, to $69.0 million for the six months ended June 30, 2020 as compared to $76.4 million for the six months ended June 30, 2019. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the six months ended June 30, 2020 decreased to 48.4% as compared to 49.8% for the six months ended June 30, 2019 primarily due to the factors noted above.

Operating Expenses

Operating expenses decreased by $6.7 million, or 8.8%, to $69.8 million for the six months ended June 30, 2020 as compared to $76.5 million for the six months ended June 30, 2019. This decrease is primarily due to cost savings initiatives in response to COVID-19 which led to decreased personnel expenses of $4.2 million, $0.9 million less travel expenses and $0.8 million less marketing costs and $0.6 million decrease occupancy expenses. As a percentage of revenue, our operating expenses for the six months ended June 30, 2020 decreased to 48.9% as compared to 49.9% for the six months ended June 30, 2019 due to the factors noted above.

Interest Expense

Interest expense increased by $1.4 million, or 5.7%, to $25.9 million for the six months ended June 30, 2020 as compared to $24.5 million for the six months ended June 30, 2019. This increase is primarily due to the increase in outstanding debt, partially offset by lower interest rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Income Tax Provision (Benefit)

During the six months ended June 30, 2020 and 2019, we recorded an income tax provision of $0.6 million and $0.3 million, respectively, resulting in an effective tax rate of (2.2)% and (1.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended June 30, 2020 increased from the three months ended June 30, 2019 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the six months ended June 30, 2020 was $27.4 million compared to $25.0 million for the six months ended June 30, 2019. Net loss increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to the factors noted above.

Adjusted EBITDA

	For the Six Months Ended June 30,
(in millions)	2020	2019
Net Loss	$(27.4)	$(24.9)
Interest expense	25.9	24.5
Income tax expense	0.6	0.3
Depreciation and amortization expense	23.8	25.1
EBITDA	$22.9	$25.0
Acquisition, financing and transaction costs	0.3	2.8
Strategic Initiatives:
Sign-on bonus amortization	0.2	0.2
Non-recoverable draw	0.3	2.0
Total strategic initiatives	0.5	2.2
Management fees, stock compensation and other	1.8	2.1
Restructuring costs	0.7	1.3
Systems establishment	1.0	1.4
Adjusted EBITDA	$27.2	$34.8

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility (our “Revolving Credit Facility”). Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our legal technology services as litigation cases can go on for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are not necessarily indicative of an inability to collect, but more-so a function of the industry in which we operate. We have experienced no material seasonality trends as it relates to collection on our accounts receivables. As of June 30, 2020, we had $34.1 million in cash compared to $43.4 million as of December 31, 2019. As of June 30, 2020, we had $479.1 million of outstanding borrowings compared to $480.6 million as of December 31, 2019. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow.

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

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter, beginning on March 31, 2017 with a payment of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by us, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the First Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. As of June 30, 2020, the balance due was $297.5 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.373%. As of December 31, 2019, the balance due was $306.0 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.05638%.

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

The Facilities are secured by substantially all of our assets and contain certain covenants. As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants.

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

We were not required to make any additional principal payments under the Excess Cash Flow covenant for the three or six months ended June 30, 2019 and 2020 and do not anticipate making any additional principal payments under the Excess Cash Flow covenant for the year ended December 31, 2020.

Revolving Credit Facility

The 2016 Credit Agreement also provides for a Revolving Credit Facility of up to $30.0 million that matures December 9, 2021. Borrowings under the Revolving Credit Facility may be subject to meeting certain financial covenants set forth in the 2016 Credit Agreement, including the First Lien Net Leverage Ratio. We may draw up to $30.0 million under the Revolving Credit Facility, on a term loan basis, with either an adjustable eurocurrency loan interest rate of 5.375%, 5.625%, or 5.875% with interest rates based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR, or a base rate loan interest rate of 4.375%, 4.635%, or 4.875% plus the Base Rate (as defined in the 2016 Credit Agreement). As of June 30, 2020 and December 31, 2019, we had $0.0 million outstanding under our Revolving Credit Facility, respectively, and $0.8 million and $0.9 million, respectively, in letters of credit issued as of June 30, 2020 and December 31, 2019 with $29.2 million available borrowing capacity under the Revolving Credit Facility as of June 30, 2020.

The Initial Term Loan borrowings pursuant to the 2016 Credit Agreement were issued at an original issue discount of $11.9 million and $6.3 million for the First Lien Facility and Second Lien Facility, respectively. The original issue discount is amortized using the effective yield method over the respective term of each Facility. We wrote off the OID related to the Second Lien Facility when it was repaid in 2019.

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

The Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased. The Debentures bear interest at an annual rate of 4.00% in cash and 4.00% in kind, payable quarterly on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, we will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding, which will accrue from the last payment and will be payable at maturity, upon conversion or upon an optional redemption, if no prior payment was made.

At any time, upon notice as set forth in the Debentures, the Debentures are redeemable at our option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval to allow for the full conversion of the Debentures into common stock, the Debentures are convertible into shares of our common stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event we elect to redeem any Debentures, the holders have a right to purchase common stock from us in an amount equal to the amount redeemed at the conversion price.

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

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash provided by (used in):
Operating activities	$8,730	$(11,882)
Investing activities	$(8,999)	$(5,140)
Financing activities	$(8,955)	$(1,807)
Effect of foreign exchange rates	$(84)	$14
Net decrease in cash	$(9,308)	$(18,815)

Cash Flows Used in Operating Activities

Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2020 as compared to net cash used in operating activities of $11.9 million for the six months ended June 30, 2019. The increase in net cash provided is due to a $7.3 million increase in non-cash expenses which were included in our net loss and a $15.8 million decrease in cash used for working capital, offset by a $2.5 million increase in net loss. The period over period increase in non-cash items is primarily due to a $7.1 million increase in paid-in-kind interest, $0.4 million increase in deferred income taxes and a $0.8 million increase in the allowance provision, offset by a $1.2 million decrease in depreciation and amortization. The decrease in cash used for working capital for the period is primarily due to a $15.7 million decrease in accounts receivable and a $2.6 million increase in accounts payable and accrued expenses, offset by a $2.4 million increase in prepaid expense and other current assets. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $9.0 million for the six months ended June 30, 2020 as compared to net cash used in investing activities of $5.1 million for the six months ended June 30, 2019. The increase in cash used is due to $3.1 million cash payments related to acquisitions in 2020 and a $0.8 million increase in purchases of property and equipment.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2020, net cash used for financing activities of $9.0 million related to the payments of long-term debt of $8.5 million and capital lease obligations of $0.5 million. For the six months ended June 30, 2019, net cash used for financing activities of $1.8 million related to the net borrowings from our Revolving Credit Facility of $7.0 million, offset by payments of long-term debt of $8.5 million and payments on capital lease obligations of $0.3 million.

Contractual Obligations

Our operating lease obligations are disclosed in Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Rent expense for the three months ended June 30, 2020 and 2019 was $3.7 million and $3.9 million, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $7.5 million and $7.5 million, respectively.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $340 million First Lien Facility as well as the Revolving Credit Facility of $30 million. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at June 30, 2020 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.1 million. We do not currently hedge our interest rate exposure.

Exchange Rate Risk

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income” in our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q.

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

During the three months ended June 30, 2020 and 2019, we generated the equivalent of $12.4 million and $17.5 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100 basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three month period would have correspondingly changed our revenues by approximately $0.2 million for each of the three months ended June 30, 2020 and 2019. During the six months ended June 30, 2020 and 2019, we generated the equivalent of $28.6 million and $33.9 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100 basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the six month period would have correspondingly changed our revenues by approximately $0.3 million for each of the six months ended June 30, 2020 and 2019. We do not currently hedge our exchange rate exposure.

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

An outbreak of disease or similar public health threat, such as a novel strain of coronavirus, could have an ongoing material adverse impact on the Company’s business, operating results and financial condition.

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019 and has been declared a pandemic by the World Health Organization and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We have offices in 19 countries, including regions significantly impacted by COVID-19.  In March 2020, we transitioned the majority of our workforce to a remote working model, whereby employees execute their job functions from home leveraging a two-factor authenticated and secure VPN. Notably, our document review business, which has always been conducted entirely at our facilities, has transitioned to a remote model to ensure continuity of operations. In April and May 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary that ranged from 2% to 20% in exchange for receiving stock options to purchase Common Stock of the Company and restricted stock units of Common Stock.  In July 2020, the Company decided to extend the salary reduction program through December 31, 2020 and initiated limited furloughs for certain employees. With the ongoing pandemic and possible additional shutdowns, our sales force and in-person services may continually be impacted, which could impact our sales and operating results.  The extent to which COVID-19 will impact our results, including the ability of our customers to continue to pay in a timely manner, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the ongoing COVID-19 pandemic and the measures taken by the governments of countries affected could adversely impact our business, financial condition or results of operations.

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

For example, on May 25, 2018, the General Data Protection Regulation 679/2016 (“GDPR”) replaced the Data Protection Directive 95/46/EC with respect to the processing of PII in the European Union. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-E.U. processors who process personal data on behalf of E.U. controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of PII. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to ensure that we collect and process PII in a compliant way and re-draft of all our standard contracts to meet specific articles within the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allows for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice (“CJEU”). Three of our group companies are accredited under the Privacy Shield program to legitimize the transfer of personal data from the EEA to the US. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate PII transfer mechanism) upon which we rely for intra group transfers of PII (and is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The future of the standard contractual clauses remains uncertain and may be invalidated in future by European courts or supervisory authorities. We could be impacted by changes in law as a result of a future review of transfer mechanisms by European supervisory authorities under the GDPR.  If further legal bases for transferring PII from Europe to the United States are invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results.

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

Additionally, in connection with some of our product initiatives, we expect that our clients may increasingly use our cloud services to store and process PII and other regulated data. We post on our websites and, where appropriate, within our products, our privacy policies and practices concerning the treatment of PII that we hold as a “controller.” While we include minimum privacy or information security commitments in our contracts, E.U. requirements may make it so that we will be unable to do business without such commitments. Any failure by us to timely amend client contracts to conform to changing data protection laws, or to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy or information security commitments contained in our contracts could result in proceedings against us by governmental entities or others, including individual rights of action, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon any liability we may have as a result of lawsuits or regulatory actions could also harm our reputation or otherwise impact the growth of our business. Furthermore, although we market and sell products to our clients to help them comply with federal, state, local and foreign laws, regulations and directives, including the GDPR, our clients are responsible for ensuring they are in compliance with such laws, regulations and directives. Any failure by our clients to comply could result in significant consequences to them, including penalties and fines, and despite the existence of contractual exclusions and marketing disclaimers which make their responsibility for their own compliance clear, our clients may file claims or seek indemnification from us, which may result in reputational harm and require us to expend time, effort and costs to defend such claims or respond to indemnification requests.

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

Item 5.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.     Exhibits and Financial Statement Schedules.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019)
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019)
10.1 *+	Pay Change Letter, dated February 24, 2020, by and between KLDiscovery Inc. and Christopher Weiler.
10.2 *+	Pay Change Letter, dated April 21, 2020, by and between KLDiscovery Inc. and Christopher Weiler.
10.3 *+	Pay Change Letter, dated April 21, 2020, by and between KLDiscovery Inc. and Dawn Wilson.
10.4 *+	Pay Change Letter, dated April 21, 2020, by and between KLDiscovery Inc. and Krystina Jones.
10.5 *+	Forfeiture of RSUs Letter, dated April 23, 2020, by and between KLDiscovery Inc. and Christopher Weiler.
10.6 *+	Forfeiture of RSUs Letter, dated April 23, 2020, by and between KLDiscovery Inc. and Dawn Wilson.
10.7 *+	Forfeiture of RSUs Letter, dated April 23, 2020, by and between KLDiscovery Inc. and Krystina Jones.
10.8 *+	Forfeiture of RSUs Letter, dated May 5, 2020, by and between KLDiscovery Inc. and Krystina Jones.
10.9 *+	KLDiscovery Inc. Non-Employee Director Compensation Program (as amended and restated, effective as of June 17, 2020)
10.10 *+	Executive Severance and Novation Agreement, dated June 17, 2020, by and between KLDiscovery Inc. and Dawn Wilson.
10.11 *+	Executive Severance and Novation Agreement, dated June 17, 2020, by and between KLDiscovery Inc. and Krystina Jones.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract and compensatory plan and arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Date: August 13, 2020