Form 10-Q
period 2020-09-30
KLDiscovery Inc.
filed 2020-11-12
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, there were 42,529,017 of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Current assets
Cash and cash equivalents	$43,838	$43,407
Accounts receivable, net of allowance
for doubtful accounts of $7,805 and $7,486, respectively	86,095	96,994
Prepaid expenses	10,312	7,296
Other current assets	778	556
Total current assets	141,023	148,253
Property and equipment
Computer software and hardware	73,343	72,228
Leasehold improvements	27,493	26,963
Furniture, fixtures and other equipment	3,722	3,794
Accumulated depreciation	(76,780)	(64,682)
Property and equipment, net	27,778	38,303
Intangible assets, net	114,632	130,568
Goodwill	396,310	395,171
Other assets	2,611	2,617
Total assets	$682,354	$714,912
Current liabilities
Current portion of long-term debt, net	$11,106	$11,689
Accounts payable and accrued expense	35,964	31,270
Current portion of contingent consideration	677	340
Deferred revenue	4,018	4,851
Total current liabilities	51,765	48,150
Long-term debt, net	467,163	468,932
Contingent consideration	225	482
Deferred tax liabilities	6,712	6,294
Other liabilities	9,776	7,289
Total liabilities	535,641	531,147
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; shares issued and outstanding - 42,529,017 as of September 30, 2020 and December 31, 2019	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	384,504	381,952
Accumulated deficit	(245,649)	(205,498)
Accumulated other comprehensive income	7,854	7,307
Total stockholders' equity	146,713	183,765
Total liabilities and stockholders' equity	$682,354	$714,912

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues	$72,301	$78,169	$214,953	$231,527
Cost of revenues	37,738	42,018	111,472	118,937
Gross profit	34,563	36,151	103,481	112,590

Operating expenses
General and administrative	14,281	12,223	42,534	41,879
Research and development	1,828	1,533	5,134	4,455
Sales and marketing	9,155	12,043	29,460	36,212
Depreciation and amortization	9,234	9,525	27,135	29,243
Total operating expenses	34,498	35,324	104,263	111,789

Income (loss) from operations	65	827	(782)	801

Other expenses
Other expense	11	(9)	102	122
Interest expense	12,371	12,034	38,303	36,487
Loss before income taxes	(12,317)	(11,198)	(39,187)	(35,808)
Income tax provision	390	62	964	391

Net loss	$(12,707)	$(11,260)	$(40,151)	$(36,199)

Other comprehensive income (loss), net of tax
Foreign currency translation	2,242	(2,248)	547	(2,293)
Total other comprehensive income (loss), net of tax	2,242	(2,248)	547	(2,293)
Comprehensive loss	$(10,465)	$(13,508)	$(39,604)	$(38,492)

Net loss per share - basic and diluted	$(0.30)	$(0.26)	$(0.94)	$(0.85)

Weighted average shares outstanding - basic and diluted	42,529,017	42,497,078	42,529,017	42,390,717

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Stock	deficit	income	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$-	$(205,498)	$7,307	$183,765
Share-based compensation	-	-	825	-	-	-	825
Foreign exchange translation	-	-	-	-	-	(4,428)	(4,428)
Net loss	-	-	-	-	(12,526)	-	(12,526)
Balance as of March 31, 2020	42,529,017	4	382,777	-	(218,024)	2,879	167,636
Share-based compensation	-	-	814	-	-	-	814
Foreign exchange translation	-	-	-	-	-	2,733	2,733
Net loss	-	-	-	-	(14,918)	-	(14,918)
Balance as of June 30, 2020	42,529,017	4	383,591	-	(232,942)	5,612	156,265
Share-based compensation	-	-	913	-	-	-	913
Foreign exchange translation	-	-	-	-	-	2,242	2,242
Net loss	-	-	-	-	(12,707)	-	(12,707)
Balance as of September 30, 2020	42,529,017	$4	$384,504	$-	$(245,649)	$7,854	$146,713

	Common Stock Issued		Additional paid-in	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Stock	deficit	income	Total
Balance as of December 31, 2018	42,288,870	$4	$372,316	$(2,406)	$(147,954)	$6,996	$228,956
Share-based compensation	52,150	-	910	-	-	-	910
Foreign exchange translation	-	-	-	-	-	810	810
Net loss	-	-	-	-	(13,491)	-	(13,491)
Balance as of March 31, 2019	42,341,020	4	373,226	(2,406)	(161,445)	7,806	217,185
Issuance of common stock	58,534	-	414	-	-	-	414
Share-based compensation	-	-	579	-	-	-	579
Foreign exchange translation	-	-	-	-	-	(855)	(855)
Net loss	-	-	-	-	(11,448)	-	(11,448)
Balance as of June 30, 2019	42,399,554	4	374,219	(2,406)	(172,893)	6,951	205,875
Issuance of common stock	-	-	1,241	-	-	-	1,241
Share-based compensation	-	-	411	-	-	-	411
Foreign exchange translation	-	-	-	-	-	(2,248)	(2,248)
Net loss	-	-	-	-	(11,260)	-	(11,260)
Balance as of September 30, 2019	42,399,554	$4	$375,871	$(2,406)	$(184,153)	$4,703	$194,019

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating activities
Net loss	$(40,151)	$(36,199)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,063	37,614
Non-cash interest	14,360	3,597
Stock-based compensation	2,552	1,900
Provision for losses on accounts receivable	3,059	1,846
Deferred income taxes (refunds)	418	(221)
Change in fair value of contingent consideration	80	-
Changes in operating assets and liabilities:
Accounts receivable	8,365	(13,780)
Prepaid expenses and other assets	(3,338)	(3,386)
Accounts payable and accrued expenses	4,734	(2,511)
Deferred revenue	(835)	(820)

Net cash provided by (used in) operating activities	25,307	(11,960)
Investing activities
Acquisitions, net of cash acquired	(3,124)	(650)
Purchases of property and equipment	(8,377)	(9,288)
Net cash used in investing activities	(11,501)	(9,938)
Financing activities
Revolving credit facility - draws	29,000	41,500
Revolving credit facility - repayments	(29,000)	(24,500)
Payments for capital lease obligations	(688)	(453)
Issuance of common stock	-	414
Payments on long-term debt	(12,750)	(12,750)
Net cash (used in) provided by financing activities	(13,438)	4,211
Effect of foreign exchange rates	63	(142)
Net increase (decrease) in cash	431	(17,829)
Cash at beginning of period	43,407	23,439
Cash at end of period	$43,838	$5,610
Supplemental disclosure:
Cash paid for interest	$24,857	$29,770
Income taxes (refunds) paid, net of refunds	$(311)	$325
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$21	$222

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the Three and Nine Months ended September 30, 2020 and 2019

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company”) provides technology-based litigation support solutions and services including computer e-discovery, data hosting, and managed review, predominantly to top law firms, corporations and government agencies. The majority of the Company’s current business is derived from these services. The Company’s headquarters is located in McLean, Virginia and has 34 locations in 19 countries, 8 data centers and 19 data recovery labs around the globe.

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

As a result of LD Topco, Inc. being the accounting acquirer, the financial reports filed with the Securities and Exchange Commission by the Company subsequent to the Business Combination are prepared “as if” LD Topco, Inc. is the predecessor and legal successor to the Company. The historical operations of LD Topco, Inc. are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of LD Topco, Inc. prior to the Business Combination; (ii) the combined results of the Company and LD Topco, Inc. following the Business Combination on December 19, 2019 (the “Closing Date”); (iii) the assets and liabilities of LD Topco, Inc. at their historical cost; and (iv) KLDiscovery Inc.’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of LD Topco, Inc. in connection with the Business Combination is reflected retroactively to January 1, 2018 and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of LD Topco, Inc.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and nine months ended September 30, 2020 and 2019, the Company did not have a single customer that represented more than five percent (5%) of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

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

Accounts receivable

Accounts receivable are recorded at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding amounts monthly. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

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

Depreciation expense totaled $4.3 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively, and includes amortization of assets recorded under capital leases. Depreciation expense totaled $12.8 million and $13.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $17.6 million and $13.5 million, net of accumulated amortization, as of September 30, 2020 and December 31, 2019, respectively.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1 testing date, the Company determined there is one entity-wide reporting unit.

The Company considered COVID-19 as an indicator of impairment to the value of goodwill and intangible assets and performed a qualitative assessment. Management considered factors that could be affected by COVID-19 such as impact to stock price, consequences of “stay-at-home” orders, impacts to competitors due to COVID-19, changes in demand, and updates to the Company forecasts among other factors.  Management concluded that there was no impairment of goodwill and intangible assets during the nine months ended September 30, 2020.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt is presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to revolving and unfunded term debt is presented in “Other current assets” in the Company’s Consolidated Balance Sheets.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2019, utilizing the modified retrospective method. The Company’s adoption of ASC 606 did not result in material changes to the Company’s revenue recognition.

As an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”), the JOBS Act allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until December 31, 2019, which is when such pronouncements are made applicable to private companies.  We elected to use this extended transition period and there were no material differences for revenue recognition between the three and nine months ended September 30, 2020 and September 30, 2019.

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

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and September 30, 2019  (in thousands):

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
eDiscovery services	$48,021	$52,910	$147,056	$161,075
Managed review	14,015	14,025	36,847	35,944
Legal technology services	62,036	66,935	183,903	197,019
Data recovery	10,265	11,234	31,050	34,508
Total revenue	$72,301	$78,169	$214,953	$231,527

Performance Obligations and Timing of Revenue Recognition

We primarily sell services and products that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e., the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e., separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer.

(1)	eDiscovery services, which provides end-to-end eDiscovery services support including collections, processing, analytics, hosting, production and professional services;
(2)	Managed review services which provides the staffing necessary to review large complex data sets; and
(3)	Data recovery, which offers data restoration, data erasure and data management.

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

Certain of our eDiscovery contracts are subscription-based, fixed fee arrangements, which have tiered pricing based on the quantity of data hosted. For a fixed monthly fee, our clients receive a variety of optional eDiscovery services, which are included in addition to the data hosting. We recognize revenues for these arrangements based on predetermined monthly fees as determined in our contractual agreements, utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

Managed review services are time and materials types of arrangements. These agreements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

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

Accounting standards not yet adopted

In connection with the transaction with Pivotal, as discussed in more detail in “Note 2, Acquisitions,” the Company elected to be an Emerging Growth Company under the JOBS Act and take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This may make the comparison of the Company’s consolidated financial statements to other public companies not meaningful due to the differences in accounting standards being applied.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The Company is required to adopt Topic 326 effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the Company is currently evaluating the impact that Topic 326 will have on its consolidated financial statements.

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

Note 2 – Acquisitions

Pivotal Acquisition Corp.

On December 19, 2019, Pivotal, the legal predecessor company, consummated the Business Combination with LD Topco, Inc. The stockholders of LD Topco, Inc. received an aggregate of 34,800,000 shares of Pivotal common stock. The former stockholders of LD Topco, Inc. also have the right to receive up to 2,200,000 shares of the Company’s common stock if (i) a change in control occurs or (ii) the reported closing sale price of the Company’s common stock exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Business Combination.  The Company also assumed 29,350,000 warrants, each of which entitles the holder to purchase shares of the Company’s common stock beginning on February 4, 2020 at an exercise price of $11.50 per share as part of the Business Combination.

As part of the Business Combination, on December 19, 2019, the Company issued $200 million aggregate principal amount of 8% convertible debentures (“Debentures”) due in 2024. The proceeds of the Debentures were used in part to repay LD Topco, Inc.’s outstanding Second Lien Facility (as defined below) and amounts outstanding under its Revolving Credit Facility (as defined below).

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  During 2019, the Company acquired three companies for total consideration of $5.5 million, of which $2.0 million was in cash, $1.5 million was in deferred payments which were subsequently paid, $1.2 million was in stock and contingent consideration ($1.0 million which was recorded at its estimated fair value of $0.8 million).  The fair value of future expected acquisition-related contingent consideration obligations was $0.9 million and $0.8 million at September 30, 2020 and December 31, 2019, respectively.

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended September 30, 2020 and December 31, 2019 (in thousands):

Balance at December 31, 2018	$-
Contingent consideration	774
Change in fair value of contingent consideration	48
Balance at December 31, 2019	$822

Payment of contingent consideration	-
Change in fair value of contingent consideration	80
Balance at September 30, 2020	$902

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

Rent expense totaled $3.4 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense totaled $11.0 million and $11.2 million for the nine months ended September 30, 2020 and 2019, respectively.

As part of an effort to optimize the Company’s real estate footprint, during the three months ended September 30, 2020 the Company recorded $1.2 million in lease termination related expenses which were included in cost of goods sold and operating expenses in our consolidated statements of comprehensive loss.

For years subsequent to September 30, 2020, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

December 31,	Capital Leases	Operating Leases
2020 (3 months)	$886	$2,384
2021	1,586	9,209
2022	1,346	8,277
2023	721	7,736
2024	-	6,597
Thereafter	-	13,103
Total	$4,539	$47,306
Less interest on lease obligations	(464)
	4,075
Less current portion	(886)
Non-current portion	$3,189

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	September 30, 2020	December 31, 2019
First lien facility due 2022	$293,250	$306,000
Convertible debenture notes due 2024	206,423	200,000
Total debt	499,673	506,000
Less: unamortized original issue discount	(17,109)	(19,806)
Less: unamortized debt issuance costs	(4,295)	(5,573)
Total debt, net	478,269	480,621

Current portion of debt	17,000	17,000
Less: current portion of unamortized original issue discount	(4,170)	(3,687)
Less: current portion of unamortized debt issuance costs	(1,724)	(1,624)
Total current portion of debt, net	11,106	11,689
Total long term debt, net	$467,163	$468,932

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

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter beginning on March 31, 2017 of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by the Company, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the First Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At September 30, 2020, the balance due was $293.3 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.000%.  At December 31, 2019, the balance due was $306.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.

The First Lien Facility is secured by substantially all the Company’s assets and contains financial covenants. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants.

The 2016 Credit Agreement includes a mandatory prepayment within 10 days after delivery of the annual audited financial statements commencing with the year ending December 31, 2016, in an amount equal to the Excess Cash Flow Percentage of Excess Cash Flow for such Fiscal Year, as defined in the 2016 Credit Agreement. There were no mandatory prepayments with respect to the nine months ended September 30, 2020 and 2019.

Revolving Credit Facility

The 2016 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $30.0 million, maturing December 9, 2021 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility may be limited by certain financial covenants of the 2016 Credit Agreement including the First Lien Net Leverage Ratio. The Company may draw up to $30.0 million, on a term loan basis, with an adjustable interest rate of 5.375%, 5.625%, or 5.875% based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR. As of September 30, 2020 and December 31, 2019, the balance was zero under the Revolving Credit Facility.

As of September 30, 2020, there was $29.2 million available capacity for borrowing under the revolving loan commitment due to the $0.8 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

Convertible Debentures

On December 19, 2019, the Company issued the Debentures in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts then outstanding under the Revolving Credit Facility. At September 30, 2020, the balance due under the Convertible Debentures was $206.4 million. At December 31, 2019, the balance due under the Convertible Debentures was $200.0 million.

The Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding. The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2020, the Company was in compliance with all covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. The Compensation Committee did not increase the share reserve under the 2019 Plan in 2020. As of September 30, 2020, 7,500,000 shares of common stock, $0.0001 par value per share (the “Common Stock”) were reserved under the 2019 Plan, of which 1,767,156 shares of Common Stock remained available for issuance.

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

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options Outstanding, December 31, 2019	514,710	$9.90	10.0	$-
Granted	4,137,750	8.49
Forfeited	(248,101)	9.08
Expired	-
Options Outstanding, September 30, 2020	4,404,359	$8.46	9.3	$-
Options Exercisable, September 30, 2020	-	$-	-	$-

(1)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock (as defined below) and the exercise price of outstanding, in-the-money options. There were no in-the-money options as of September 30, 2020 or December 31, 2019.

No stock options were exercised during the nine months ended September 30, 2020 and 2019 under the 2019 Plan or the 2016 Plan.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2016 Plan		2019 Plan
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total fair value of stock options granted	$-	$2,492	$9,241	$-
Total fair value of options vested	-	1,439	-	-

Time-based vesting stock options

Under the 2016 Plan, time-based vesting stock options vested over a five-year period, subject to graded vesting schedules, and expired 10 years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $37.16 during the nine months ended September 30, 2019.

Under the 2016 Plan, for the three months ended September 30, 2020 and 2019, the Company recognized $0.0 million and $0.4 million of stock-based compensation expense in connection with time-based stock options, respectively. Under the 2016 Plan, for the nine months ended September 30, 2020 and 2019, the Company recognized $0.0 million and $1.9 million of stock-based compensation expense in connection with time-based stock options, respectively. As of September 30, 2020, there was no unrecognized stock-based compensation expense as the 2016 Plan was terminated during 2019 and all options were forfeited.

Under the 2019 Plan, time-based vesting stock options generally vest over a three-year period and expire not more than 10 years from the date of grant. The weighted-average fair value per share of time-based vesting stock options granted by us was $2.19, during the nine months ended September 30, 2020.

Under the 2019 Plan, for the three months ended September 30, 2020, the Company recognized $0.9 million of stock-based compensation expense in connection with time-based stock options. Under the 2019 Plan, for the nine months ended September 30, 2020, the Company recognized $2.5 million of stock-based compensation expense in connection with time-based stock options. As of September 30, 2020, there was $7.2 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of 2.3 years.

Performance-based vesting stock options

Performance-based vesting stock options generally vested upon the satisfaction of performance- and market-based criteria, based on the Principal Stockholders’ (as defined in the 2016 Plan) internal rate of return on their investment in the Company as measured following their sale of at least 70% of the Principal Stockholders total holdings in the Company, and expired 10 years from the date of grant. The weighted-average fair value per share of performance-based vesting stock options granted by us was $0 and $37.16 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there were no stock options with performance-based vesting outstanding, as the 2016 Plan was terminated and all options were forfeited.

Award Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the nine months ended September 30, 2020 and 2019. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employees under both the 2019 Plan and the 2016 Plan:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Expected volatility	37.63% - 41.24%	36.92%
Expected term (in years)	6.0	6.5
Dividend yield	0.00%	0.00%
Risk free interest rate	1.43% - 0.30%	2.42%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and nine months ended September 30, 2020 and 2019, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock-based award activity

During the nine months ended September 30, 2020, the Company granted to certain non-employee directors 136,956 restricted stock units (“RSUs”) for their initial appointment to the Company’s board of directors (the “Board”) and for continued service, which awards are subject to a three or one-year vesting period. Accordingly, the Company will recognize the grant-date fair value of the stock awards, ratably over the vesting period. During the three and nine months ended September 30, 2020, the Company recognized $0.2 million as stock-based compensation expense related to this grant.

During the nine months ended September 30, 2019, the Company granted to certain non-employee directors 7,223 stock awards. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and are not subject to any vesting conditions, and thus became issued and outstanding shares on the grant date. Accordingly, the Company recognized the grant-date fair value of the stock awards of $0.7 million as stock-based compensation expense concurrent with the grant date of the awards during the three and nine months ended September 30, 2019.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cost of revenues	$339	$144	$1,020	$442
General and administrative	350	127	841	1,045
Research and development	65	24	205	67
Sales and marketing	159	116	486	346
Total	$913	$411	$2,552	$1,900

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

RSU activity

The following table summarizes the Company’s RSU activity under the 2019 Plan:

Description	RSUs Outstanding

Balance at December 31, 2019	-
Granted	1,402,312
Forfeited	(73,827)
Expired	-
Balance at September 30, 2020	1,328,485

The Company determined that the achievement of the liquidity event was not probable and therefore no expense was recorded during the three or nine months ended September 30, 2020.

Note 7 – Equity

The Company is authorized to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Board may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding Common Stock.

Warrants

On December 19, 2019, in connection with the consummation of the Business Combination, the Company assumed (i) 23,000,000 warrants (the “Public Warrants”), (ii) 4,585,281 warrants (the “Private Warrants”) and (iii) 1,764,719 warrants (the “Debenture Holder Warrants” and together with the Public Warrants and the Private Warrants, the “Warrants”). These Warrants qualified for equity accounting as the Warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The Warrants were measured at fair value at the time of issuance and classified as equity.

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

Note 8 – Income taxes

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $0.4 million and $0.1 million, respectively, resulting in an effective tax rate of (3.3)% and (0.6)%, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $1.0 million and $0.4 million, respectively, resulting in an effective tax rate of (2.6)% and (1.1)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of September 30, 2020.

The Company has four letters of credit totaling $0.8 million as additional security for lease guarantees related to four leased properties.

Risks and Uncertainties

Impacts of COVID-19 pandemic on KLDiscovery’s Business

The potential impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable.  The Company has made modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. During 2020, the Company implemented a salary exchange program pursuant to which certain employees have taken a temporary reduction in salary through December 31, 2020 that ranges from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs to purchase shares of Common Stock in future periods. The Company also initiated limited furloughs for certain employees. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its financial results for the remainder of fiscal year 2020.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of taxable income. As permitted under the CARES Act, we are deferring payroll taxes due in 2020 to 2021 and 2022. We continue to analyze other aspects of the CARES act as well as similar tax legislation in other countries we operate but do not believe they will have a meaningful impact to our results.

Note 10 – Related parties

On December 22, 2015, the Company entered into a consulting agreement with Carlyle Investment Management, LLC, an affiliate of The Carlyle Group, Inc., for advisory, consulting and other services in relation to the strategic and financial management of the Company. For the nine months ended September 30, 2019, the Company recognized $0.8 million in management consulting fees, reflected within “General and administrative expenses” in the accompanying consolidated Statements of Comprehensive Loss. The consulting agreement was terminated on December 19, 2019.

In connection with the Business Combination, the Company assumed Debentures of which $103.2 million are owed to affiliates of MGG Investment Group, an affiliate of Kevin Griffin, a director of the Company as of September 30, 2020. For the three months ended September 30, 2020 and 2019, the Company recognized $3.1 million and $0 million in interest expense, respectively, related to the Debentures. For the nine months ended September 30, 2020 and 2019, the Company recognized $9.0 million and $0 million in interest expense, respectively, related to the Debentures.

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

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of the Business Combination, (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three and nine months ended September 30, 2020.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Executive Summary

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. We provide technology-enabled services and software to help law firms, corporations, government agencies and consumers solve complex data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with 34 locations in 19 countries, 8 data centers and 19 data recovery labs around the globe. Our legal technology services cover both eDiscovery and information governance services to support the litigation, regulatory compliance, and internal investigation needs of our clients. We offer data collection and forensic investigation, early case assessment, electronic discovery and data processing, application software, data hosting, and managed review services. In addition, through our global Ontrack Data Recovery name, we deliver world-class data recovery, email extraction and restoration, data destruction and tape management services.

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

•

Forensics and Consulting Services: We provide the expertise and tools needed to extract and analyze digital evidence to support a client’s legal matter. Our forensics experts help extract critical evidence, recover any data that individuals may have sought to erase or hide, retrieve key data buried in documents and organize data contained in multiple information sources to give our clients the insight and knowledge they need. Our forensics and consulting services are billed by either hour or unit.

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

•

Hosting: We have flexible technology options and platforms to host our clients’ data for the life of the matter. We offer secure data centers around the globe to support data across jurisdictions and privacy laws. Hosting is billed by gigabyte.

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

For the three months ended September 30, 2020 and 2019, our legal technology revenue was $62.0 million and $66.9 million, respectively, and our data recovery revenue was $10.3 million and $11.2 million, respectively. For the nine months ended September 30, 2020 and 2019, our legal technology revenue was $183.9 million and $197.0 million, respectively, and our data recovery revenue was $31.1 million and $34.5 million, respectively. Additionally, we have longstanding relationships with our clients and for the three and nine months ended September 30, 2020 and 2019, no single client accounted for more than 5% of our revenues.

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

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

The potential impacts of the ongoing COVID-19 pandemic on our business are currently not estimable or determinable.  We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. We have implemented a salary exchange program pursuant to which certain employees have taken a temporary reduction in salary through December 31, 2020 that ranges from 2% to 20% in exchange for receiving additional stock options and RSUs. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for the remainder of fiscal year 2020.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of taxable income. As permitted under the CARES Act, we are deferring payroll taxes due in 2020 to 2021 and 2022. We continue to analyze other aspects of the CARES act as well as similar tax legislation in other countries we operate but do not believe they will have a meaningful impact to our results.

For the three months ended September 30, 2020 compared with the three months ended September 30, 2019

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
(in millions)	2020	2019
Revenues	$72.3	$78.2
Cost of revenues	37.7	42.1
Gross profit	34.6	36.1
Operating expenses	34.5	35.3
Income from operations	0.1	0.8
Interest expense	12.4	12.0
Other expense	-	-
Loss before income taxes	(12.3)	(11.2)
Income tax provision	0.4	0.1
Net loss	(12.7)	(11.3)
Total other comprehensive (loss) income, net of tax	2.2	(2.2)
Comprehensive loss	(10.5)	(13.5)

Revenues

Revenues decreased by $5.9 million, or 7.5%, to $72.3 million for the three months ended September 30, 2020 as compared to $78.2 million for the three months ended September 30, 2019. This is primarily due to decreases in hosting services of $2.6 million, collections and processing of $1.1 million and data recovery of $1.0 million. These decreases are primarily due to the impacts of COVID-19, as many clients have delayed the start of new matters and court systems have been slow to reopen.

Cost of Revenues

Cost of revenues decreased by $4.4 million, or 10.5%, to $37.7 million for the three months ended September 30, 2020 as compared to $42.1 million for the three months ended September 30, 2019.  This decrease is due to expense reduction measures implemented by management, which decreased personnel expense by $2.6 million and travel and entertainment expense by $0.4 million, as well as other smaller expense decreases. In addition, hardware and software expenses decreased by $1.1 million and communications expenses decreased by $0.4 million.  These decreases were partially offset by $0.7 million of increased severance expenses due to the integration of operational business units.  As a percentage of revenue, our cost of revenues for the three months ended September 30, 2020 decreased to 52.1% as compared to 53.8% for the three months ended September 30, 2019. This decrease was due to the factors noted above.

Gross Profit

Gross profit decreased by $1.5 million, or 4.2%, to $34.6 million for the three months ended September 30, 2020 as compared to $36.1 million for the three months ended September 30, 2019. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended September 30, 2020 increased to 47.9% as compared to 46.2% for the three months ended September 30, 2019 primarily due to the factors noted above.

Operating Expenses

Operating expenses decreased by $0.8 million, or 2.3%, to $34.5 million for the three months ended September 30, 2020 as compared to $35.3 million for the three months ended September 30, 2019. This decrease is due to expense reduction measures implemented by management which decreased personnel expenses by $2.3 million, decreased travel and entertainment expenses by $0.7 million and decreased marketing expenses by $0.4 million. These decreases were partially offset by increased costs incurred related to lease terminations to optimize our real estate footprint of $1.2 million and $0.8 million of increased severance costs due to the integration of operational business units. As a percentage of revenue, our operating expenses for the three months ended September 30, 2020 increased to 47.7% as compared to 45.1% for three months ended September 30, 2019 due to the factors noted above.

Interest Expense

Interest expense increased by $0.4 million, or 3.3%, to $12.4 million for the three months ended September 30, 2020 as compared to $12.0 million for the three months ended September 30, 2019. This increase is primarily due to the increase in outstanding debt, partially offset by lower interest rates during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Income Tax Provision (Benefit)

During the three months ended September 30, 2020 and 2019, we recorded an income tax provision of $0.4 million and $0.1 million, respectively, resulting in an effective tax rate of (3.3)% and (0.6)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended September 30, 2020 increased from the three months ended September 30, 2019 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the three months ended September 30, 2020 was $12.7 million compared to $11.3 million for the three months ended September 30, 2019. Net loss increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to the factors noted above.

Adjusted EBITDA

	For the Three Months Ended September 30,
(in millions)	2020	2019
Net Loss	$(12.7)	$(11.3)
Interest expense	12.4	12.0
Income tax expense	0.4	0.1
Depreciation and amortization expense	12.2	12.6
EBITDA	$12.3	$13.4
Acquisition, financing and transaction costs	1.3	0.7
Strategic Initiatives:
Sign-on bonus amortization	-	0.1
Non-recoverable draw	-	0.9
Total strategic initiatives	-	1.0
Management fees, stock compensation and other	1.0	0.7
Restructuring costs	1.6	0.3
Systems establishment	0.5	0.7
Adjusted EBITDA	$16.7	$16.8

For the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019

The following table sets forth statements of operations data for each of the periods indicated:

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Revenues	$215.0	$231.5
Cost of revenues	111.5	118.9
Gross profit	103.5	112.6
Operating expenses	104.3	111.8
(Loss) income from operations	(0.8)	0.8
Interest expense	38.3	36.5
Other expense	0.1	0.1
Loss before income taxes	(39.2)	(35.8)
Income tax provision	1.0	0.4
Net loss	(40.2)	(36.2)
Total other comprehensive income (loss), net of tax	0.6	(2.3)
Comprehensive loss	(39.6)	(38.5)

Revenues

Revenues decreased by $16.5 million, or 7.1%, to $215.0 million for the nine months ended September 30, 2020 as compared to $231.5 million for the nine months ended September 30, 2019. This is primarily due to decreases in hosting services of $5.5 million, collections and processing of $4.8 million, subscriptions of $3.1 million and data recovery of $2.9 million, partially offset by an increase in managed review services of $0.9 million during the first quarter of 2020. The decreases are primarily due to the impacts of COVID-19 as many clients have delayed the start of new matters and court systems were widely closed for a period of time and subsequently slow to reopen.

Cost of Revenues

Cost of revenues decreased by $7.4 million, or 6.2%, to $111.5 million for the nine months ended September 30, 2020 as compared to $118.9 million for the nine months ended September 30, 2019.  This decrease is due to expense reduction measures implemented by management, which decreased personnel expense by $4.3 million and travel and entertainment expense by $1.2 million, as well as other smaller expense decreases. In addition, hardware and software expenses decreased by $1.2 million, communications expenses decreased by $0.8 million and professional services expenses decreased by $0.3 million.  These decreases were partially offset by $0.7 million of increased severance expenses due to the integration of operational business units and higher amortization of intangibles of approximately $0.6 million due to new assets being placed in service.  As a percentage of revenue, our cost of revenues for the nine months ended September 30, 2020 increased to 51.9% as compared to 51.4% for the nine months ended September 30, 2019. This increase was driven by decreased revenues due to COVID-19 without a corresponding decrease related to fixed costs.

Gross Profit

Gross profit decreased by $9.1 million, or 8.1%, to $103.5 million for the nine months ended September 30, 2020 as compared to $112.6 million for the nine months ended September 30, 2019. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the nine months ended September 30, 2020 decreased to 48.1% as compared to 48.6% for the nine months ended September 30, 2019 primarily due to the factors noted above.

Operating Expenses

Operating expenses decreased by $7.5 million, or 6.7%, to $104.3 million for the nine months ended September 30, 2020 as compared to $111.8 million for the nine months ended September 30, 2019. This decrease is due to expense reduction measures implemented by management which decreased personnel expenses by $5.5 million, decreased travel and entertainment expenses by $1.5 million and decreased marketing expenses by $1.7 million. In addition, depreciation and amortization expenses decreased by $2.1 million.  These decreases were partially offset by increased costs incurred related to lease terminations to optimize our real estate footprint of $1.2 million, $1.2 million in increased bad debt expenses and $0.7 million of increased severance costs due to the integration of operational business units. As a percentage of revenue, our operating expenses for the nine months ended September 30, 2020 increased to 48.5% as compared to 48.3% for the nine months ended September 30, 2019 due to the factors noted above.

Interest Expense

Interest expense increased by $1.8 million, or 4.9%, to $38.3 million for the nine months ended September 30, 2020 as compared to $36.5 million for nine months ended September 30, 2019. This increase is primarily due to the increase in outstanding debt, partially offset by lower interest rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Income Tax Provision (Benefit)

During the nine months ended September 30, 2020 and 2019, we recorded an income tax provision of $1.0 million and $0.4 million, respectively, resulting in an effective tax rate of (2.6)% and (1.1)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the nine months ended September 30, 2020 was $40.2 million compared to $36.2 million for the nine months ended September 30, 2019. Net loss increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to the factors noted above.

Adjusted EBITDA

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Net Loss	$(40.2)	$(36.2)
Interest expense	38.3	36.5
Income tax expense	1.0	0.4
Depreciation and amortization expense	36.1	37.6
EBITDA	$35.2	$38.3
Acquisition, financing and transaction costs	1.6	3.5
Strategic Initiatives:
Sign-on bonus amortization	0.2	0.4
Non-recoverable draw	0.3	2.9
Total strategic initiatives	0.5	3.3
Management fees, stock compensation and other	2.7	2.8
Restructuring costs	2.3	1.6
Systems establishment	1.6	2.0
Adjusted EBITDA	$43.8	$51.5

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility (our “Revolving Credit Facility”). Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our legal technology services as litigation cases can go on for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection on our accounts receivables. As of September 30, 2020, we had $43.8 million in cash compared to $43.4 million as of December 31, 2019. As of September 30, 2020, we had $478.3 million of outstanding borrowings compared to $480.6 million as of December 31, 2019. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow.

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

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter, beginning on March 31, 2017 with a payment of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusts every interest rate period, which can be one, two, three or six months in duration and is decided by us, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the First Lien Facility; however, if any interest period exceeds three months, the respective dates that fall every three months after the beginning of an interest period is also an interest payment date. For each interest period, the interest rate per annum is 5.875% plus the Adjusted Eurocurrency Rate which is defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. As of September 30, 2020, the balance due was $293.3 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.000%. As of December 31, 2019, the balance due was $306.0 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.61463%.

The Facilities are secured by substantially all of our assets and contain certain covenants. As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants.

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

We were not required to make any additional principal payments under the Excess Cash Flow covenant for the three or nine months ended September 30, 2020 and 2019 and do not anticipate making any additional principal payments under the Excess Cash Flow covenant for the year ended December 31, 2020.

Revolving Credit Facility

The 2016 Credit Agreement also provides for a Revolving Credit Facility of up to $30.0 million that matures December 9, 2021. Borrowings under the Revolving Credit Facility may be subject to meeting certain financial covenants set forth in the 2016 Credit Agreement, including the First Lien Net Leverage Ratio. We may draw up to $30.0 million under the Revolving Credit Facility, on a term loan basis, with either an adjustable eurocurrency loan interest rate of 5.375%, 5.625%, or 5.875% with interest rates based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR, or a base rate loan interest rate of 4.375%, 4.635%, or 4.875% plus the Base Rate (as defined in the 2016 Credit Agreement). As of September 30, 2020 and December 31, 2019, we had no amounts outstanding under our Revolving Credit Facility, and $0.8 million and $0.9 million, respectively, in letters of credit issued as of September 30, 2020 and December 31, 2019 with $29.2 million available borrowing capacity under the Revolving Credit Facility as of September 30, 2020.

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

Convertible Debenture Notes

In connection with the Business Combination on December 19, 2019, we issued $200 million aggregate principal amount of convertible debentures due 2024 (the “Debentures”) in a private placement to certain “accredited investors” pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The equity structure as of the date of the Business Combination included 2,097,974 shares of common stock and 1,764,719 warrants for the issuance of common stock to the Debenture holders related to the Debenture issuance. The proceeds of the Debentures were used in part to repay our outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility. At September 30, 2020, the balance due under the Debentures was $206.4 million.

The Debentures mature on December 19, 2024 unless earlier converted, redeemed, or repurchased. The Debentures bear interest at an annual rate of 4.00% in cash and 4.00% in kind, payable quarterly on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, we will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding, which will accrue from the last payment and will be payable at maturity, upon conversion or upon an optional redemption, if no prior payment was made.

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

Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash provided by (used in):
Operating activities	$25,307	$(11,960)
Investing activities	$(11,501)	$(9,938)
Financing activities	$(13,438)	$4,211
Effect of foreign exchange rates	$63	$(142)
Net increase (decrease) in cash	$431	$(17,829)

Cash Flows Provided By (Used in) Operating Activities

Net cash provided by operating activities was $25.3 million for the nine months ended September 30, 2020 as compared to net cash used in operating activities of $(12.0) million for the nine months ended September 30, 2019. The increase in net cash provided is due to a $7.9 million increase in cash provided by net loss plus non-cash items and an increase in cash provided by working capital of $29.4 million. The period over period increase in non-cash items is primarily due to a $10.8 million increase in paid-in-kind interest, a $0.6 million increase in deferred income taxes, a $0.7 million increase in stock-based compensation and a $1.2 million increase in the allowance provision, offset by a $1.6 million decrease in depreciation and amortization. The increase in cash provided by working capital for the period is primarily due to a $22.1 million decrease in accounts receivable and a $7.2 million increase in accounts payable and accrued expenses. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $11.5 million for the nine months ended September 30, 2020 as compared to net cash used in investing activities of $9.9 million for the nine months ended September 30, 2019. The increase in cash used is due to a

$2.5 million increase in cash payments related to acquisitions, partially offset by a $0.9 million decrease in purchases of property and equipment.

Cash Flows (Used In) Provided by Financing Activities

For the nine months ended September 30, 2020, net cash used for financing activities was $13.4 million and related to the payments of long-term debt of $12.8 million and capital lease obligations of $0.7 million. For the nine months ended September 30, 2019, net cash provided by financing activities was $4.2 million and related to the net borrowings under our Revolving Credit Facility of $17.0 million and $0.4 million for common stock issuances, partially offset by payments of long-term debt of $12.8 million and payments on capital lease obligations of $0.5 million.

Contractual Obligations

Our operating lease obligations are disclosed in Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Rent expense for the three months ended September 30, 2020 and 2019 was $3.4 million and $3.7 million, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $11.0 million and $11.2 million, respectively.

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of accounting standards not yet adopted.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. There were no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $340 million First Lien Facility as well as the Revolving Credit Facility of $30 million. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at September 30, 2020 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.1 million. We do not currently hedge our interest rate exposure.

Exchange Rate Risk

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income” in our consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q.

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

During the three months ended September 30, 2020 and 2019, we generated the equivalent of $13.3 million and $17.5 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100 basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.1 million and $0.2 million for each of the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020 and 2019, we generated the equivalent of $41.9 million and $50.8 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100 basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the nine-month period would have correspondingly changed our revenues by approximately $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. We do not currently hedge our exchange rate exposure.

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

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019 and has been declared a pandemic by the World Health Organization and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We have offices in 19 countries, including regions significantly impacted by COVID-19.  In March 2020, we transitioned the majority of our workforce to a remote working model, whereby employees execute their job functions from home leveraging a two-factor authenticated and secure VPN. A majority of our workforce continues to work remotely for the near term. Additionally, our document review business, which has always been conducted entirely at our facilities, has transitioned to a remote model to ensure continuity of operations. In April and May 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary that ranged from 2% to 20% in exchange for receiving stock options to purchase Common Stock of the Company and restricted stock units of Common Stock.  In July 2020, the Company extended the salary reduction program through December 31, 2020 and initiated limited furloughs for certain employees. Revenues decreased by $16.5 million, or 7.1%, to $215.0 million for the nine months ended September 30, 2020 as compared to $231.5 million for the nine months ended September 30, 2019, primarily due to the impacts of COVID-19 as many clients have delayed the start of new matters and court systems were widely closed for a period of time and subsequently slow to reopen. With the ongoing pandemic and possible additional shutdowns, our sales force and in-person services may continually be impacted, which could impact our sales and operating results.  The extent to which COVID-19 will impact our results, including the ability of our customers to continue to pay in a timely manner, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the ongoing COVID-19 pandemic and the measures taken by the governments of countries affected could adversely impact our business, financial condition or results of operations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Exhibits and Financial Statement Schedules.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019)
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019)
10.1 *+	Pay Change Letter, dated July 31, 2020, by and between KLDiscovery Inc. and Christopher Weiler.
10.2 *+	Pay Change Letter, dated July 31, 2020, by and between KLDiscovery Inc. and Dawn Wilson.
10.3 *+	Pay Change Letter, dated July 31, 2020, by and between KLDiscovery Inc. and Krystina Jones.
10.4 *+	Forfeiture of Options Letter, dated August 6, 2020, by and between KLDiscovery Inc. and Christopher Weiler.
10.5 *+	Executive Severance and Novation Agreement, dated September 30, 2020, by and between KLDiscovery Inc. and Christopher Weiler.
10.6*+#	KrolLDiscovery, 2018 Legal Technology Sales Commission Plan, by and between the Company and Krystina Jones.
10.7*+#	KLDiscovery (January – December 2018) Sales Commission Plan Sales Performance Addendum, by and between the Company and Krystina Jones.
10.8*+#	KLDiscovery 2020 Americas Legal Technology Sales Commission Plan, by and between the Company and Krystina Jones.
10.9*+#	KLDiscovery 2020 Sales Commission Plan, Sales Performance Addendum, by and between the Company and Krystina Jones.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract and compensatory plan and arrangement
#	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Date: November 12, 2020