Form 10-K
period 2020-12-31
KLDiscovery Inc.
filed 2021-03-18
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price of $8.05 on the OTC Pink Sheet Market, was approximately $342 million.

As of March 18, 2021, there were 42,533,482 of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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

Forward-looking statements in this Annual Report on Form 10-K and in any documents incorporated by reference herein may include, for example, statements about:

•	the ability to obtain and maintain the listing of our securities on an over-the-counter market;
•	the potential liquidity and trading of our public securities;
•	the inability to recognize the anticipated benefits of the Business Combination (as defined below);
•	potential failure to comply with privacy and information security regulations governing the client datasets we process and store;
•	the outbreak of disease or similar public health threat, such as COVID-19;
•	the ability to operate in highly competitive markets, and potential adverse effects of this competition;
•	risk of decreased revenues if we do not adapt our pricing models;
•	the ability to attract, motivate and retain qualified employees, including members of our senior management team;
•	the ability to maintain a high level of client service and expand operations;
•	potential issues with our product offerings that could cause legal exposure, reputational damage and an inability to deliver services;
•	the ability to develop new products, improve existing products and adapt our business model to keep pace with industry trends;
•	risk that our products and services fail to interoperate with third-party systems;
•	potential unavailability of third-party technology that we use in our products and services;
•	potential disruption of our products, offerings, website and networks;
•	difficulties resulting from our implementation of new consolidated business systems;
•	the ability to deliver products and services following a disaster or business continuity event;
•	potential unauthorized use of our products and technology by third parties;
•	potential intellectual property infringement claims;
•	the ability to comply with various trade restrictions, such as sanctions and export controls, resulting from its international operations;
•	consequences of our substantial levels of indebtedness;
•	potential impairment charges related to goodwill, identified intangible assets and fixed assets;

•	impacts of tax regulations and laws on our business;
•	a potential litigation involving us;
•	costs related to the Business Combination;
•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, as amended (the “JOBS Act”); and
•	other risks and uncertainties indicated in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

We will remain an emerging growth company until the earlier of (i) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the consummation of our IPO), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

Overview

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. In 2020, we served over 4,400 legal technology clients, including 98% of the American Lawyer 100 (the “AM Law 100”) and 61% of Fortune 500 companies. We have broad geographical coverage in the eDiscovery and data recovery industries with 32 locations in 18 countries, 9 data centers and 18 data recovery labs around the globe. Our technology and service offerings protect our clients from growing information governance challenges, litigation, compliance breaches and data loss.

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

In 2015, we recapitalized with The Carlyle Group (“TCG or Carlyle”) and Revolution Growth III L.P. (“RG or Revolution”). This recapitalization provided us with the resources to execute our largest acquisition to date, Kroll Ontrack, which was completed in December 2016. The Kroll Ontrack acquisition expanded our international operations, allowing us to position ourselves as one of a small number of eDiscovery companies with cross-border capabilities. The acquisition also made us a global leader in data recovery services, via the “Ontrack” business, which has been providing data recovery services since 1985.

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

In 2020, in response to the unprecedented COVID-19 global pandemic and the corresponding travel restrictions, we announced our Remote Collection (“RCMgr”) offering as an alternative to on-site collections. This self-collection software allows end-users and IT professionals to perform defensible collections of hard drives, loose files and email servers. We also successfully transitioned to remote document review, which enabled review attorneys to continue working securely from home in light of the global disruption to in person work caused by the COVID-19 pandemic.

Industry Overview

Legal Technology Industry

eDiscovery

eDiscovery is an essential component of litigation, government investigations and regulatory and compliance submissions, where parties exchange Electronically Stored Information (“ESI”) with each other. eDiscovery is subject to rules and agreed-upon processes, which often involve reviewing data for privilege and relevance before it is exchanged. eDiscovery software and services facilitate the identification, preservation, collection, review and exchange of ESI. The eDiscovery industry is highly fragmented with over 100 vendors, and in 2020, the top three pure play eDiscovery vendors accounted for approximately 15% of the industry.

 According to Complex Discovery, the eDiscovery market is expected to grow from $10.9 billion in 2020 to $15.1 billion in 2025, representing a 6.8% compound annual growth rate (“CAGR”). We believe the industry is in the midst of a transformation driven by data proliferation and compounded by increasing complexity in the makeup and composition of the data we must be equipped to handle. These two factors help drive the growth.

Data Proliferation. According to IDC, electronic data will reach 175 zettabytes by 2025. Data is growing at an exponential rate due to several factors, including the adoption of mobile devices, accessibility of hosted systems and increased reliance on electronic data storage. With ESI expected to continue growing at a significant rate, the organizations that effectively deploy advanced technologies, such as predictive coding and data analytics, and are able to help their clients work through large data sets quickly and accurately will be best positioned to earn increased market share.

Market Shift to the Cloud. eDiscovery solutions are typically deployed in one of three fashions: On-premise (hosted at one of our data centers), in the public cloud (Google, Amazon Web Services, Microsoft Azure) or behind a client’s firewall. Although on-premise hosting has largely been the dominant deployment to date, cloud deployment is expected to see significant growth. IDC predicts that by 2025, 49% of data will be stored in public cloud environments. Deployment in the public cloud offers many benefits, including scalability, flexibility, security and compliance, and, as a result, the adoption of cloud technology is expected to continue to increase. In particular, small and medium-sized enterprises are adopting cloud deployment mainly due to its cost-effectiveness and advanced results.

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

According to The Radicati Group, the information archiving market is expected to grow to $8.5 billion by 2022. Significant trends affecting this market include the shift to cloud computing and storage from traditional on-premises computing and storage, increased demands for storage to do more than simply preserve data and the advent of the “API economy,” in which vendors offer application programming interfaces (“APIs”) that enable other vendors to integrate with, extend and enhance the functionality of their core product, thereby increasing value for an end-client. These trends are driven by the widespread and general adoption of cloud services for many functions, a need for businesses or functions with variable demand to favor operational expenditures over capital expenditures, and a need for systems and data to support multiple functions, thereby driving efficiency and cost containment.

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

eDiscovery Solutions

We are one of the largest globally scaled eDiscovery providers in a highly-fragmented industry of over 100 vendors. With approximately 2.3% of the current eDiscovery market, based on 2020 eDiscovery revenue, we are poised to continue to gain market share via strategic acquisitions.

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

Managed Review Services. Our managed review services provide the facilities, staffing and expertise necessary to review large and complex data sets with a high degree of accuracy and efficiency. We assemble review teams of experienced legal professionals for any type of case. Each team member is a qualified attorney who has passed a selective screening process and has received training from our review managers. Review managers utilize proven methodologies to target and address quality issues early, allowing us to intelligently prioritize the documents that need to be reviewed more closely. Review managers are able to glean insights into productivity and quality using our proprietary technology to deliver a higher quality production. We have experience handling managed reviews for a variety of types of matters, ranging from litigation, investigations and regulatory reviews, such as second requests, and have conducted reviews in over 30 languages. We have document review facilities in the United States, the United Kingdom and the European Union, and regularly recruit over 1000 remote reviewers across the United States.

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

Ontrack Data Recovery performed over 42,000 data recoveries in more than 70 countries in 2020. Most of our clients believed that their data was secure, safe and backed-up although, for various reasons, it was not. When other data protection efforts fail, Ontrack can often recover our clients’ data, documents and critical systems. We believe that Ontrack is a global leader in the in-lab data recovery services industry and we have a 30-year history of developing our own recovery tools and making significant investments in automation. More than 20% of our data recovery jobs worldwide come from IT service companies or other data recovery companies who re-sell our data recovery services to their clients.

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

Mobile Phone Repair. We can repair broken screens and replace damaged batteries in many commonly used Apple and Samsung devices at our labs around the world.

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

Competitive Strengths

Market Leader Across the eDiscovery Space. We are the third largest pure play electronic services discovery provider in the $10.9 billion eDiscovery industry, according to third-party data. We have established our market-leading position by leveraging our expansive sales force, national sales and service network, longstanding client relationships and operational expertise. Based on this prior experience, we believe that we will be able to further develop our market share.

Comprehensive Product Offering. We have a broad product offering of premium proprietary technology, such as eDiscovery processing, managed review, data hosting, data analytics, forensic collection, data recovery, archiving, managed services, email management and information governance. We believe that our diverse and comprehensive products and offerings make us the provider of choice for our clients.

Nebula Product Offering. Nebula provides us with several distinct advantages. First, the breadth of Nebula allows us to capture clients as early as the identification phase, via Nebula Big Data Store and Nebula Legal Hold, and keep them in the platform all the way through production. Second, our scale allows the platform to be deployed in many key geographic regions around the world, allowing us to penetrate underserved markets. Third, the flexibility to deploy Nebula in the cloud or at a client’s location, via NPC, removes significant geographical barriers to sales. Lastly, the platform is supported by our team of over 215 project managers and hosting support analysts globally.

Expansive Geographic Footprint. Our geographic presence spans the globe, with 32 offices in 18 countries. Our broad reach provides us with a first responder-type advantage when clients have urgent work requiring immediate attention. In addition, our familiarity with local laws and regulations allows us effectively assist clients in navigating complex, cross-border situations.

Established Client Relationships and Industry Expertise. We have longstanding relationships with a large and diverse group of clients, which include 98% of the AM Law 100 and 61% of Fortune 500 companies. We provide our clients with 24/7/365, follow-the-sun service.

Proven and Experienced Management. We have a strong and highly experienced management team. Our chief executive officer Chris Weiler has more than 25 years of experience in the eDiscovery industry, and is one of the longest tenured CEO’s in the eDiscovery industry globally. During his tenure, Mr. Weiler and his team have identified, acquired and integrated 17 acquisitions and he has a proven track record and playbook for accretive acquisitions with the ability to target companies that meet rigorous criteria focused on people, culture, client base, geography and technology. As a result of these acquisitions, the acquired company’s client bases are efficiently onboarded onto our proprietary platforms allowing a seamless transition for our clients and full access to our global capabilities, resulting in significant cross-selling opportunities and creating increased revenues and incremental profitability. Our chief financial officer Dawn Wilson has over 20 years of experience in finance and accounting, primarily with public companies in the technology and services industry, and has successfully acquired and integrated over 40 acquisitions in her career.

Growth Strategies

Increased Product Innovation. Adoption of cloud technology is expected to continue increasing. This shift presents market opportunities that we believe we are well positioned to capitalize upon. Our Nebula platform is a mature product, deployed globally in the cloud, in use by over 5,000 users and backed by our global client support and development teams, ensuring around-the-clock, “white glove” service and a rigorous, yet consistent, cadence for upgrades and improvements. The growth potential for this platform is further accentuated by our breadth of reach, powered largely by Nebula Big Data, which pushes our products’ capabilities into the information archiving market. We will also continue to advance our technology platform, both in and around Nebula, to give clients useful functionality and increased value.

Growth and Strengthening of Sales Force. We have been and will remain focused on attracting and retaining top sales professionals. We believe that certain key initiatives we are currently undertaking will ensure that accounts have proper coverage and penetration and will allow us to maximize wallet share.

Selectively Pursue Strategic Acquisitions. Due to the fragmentation in the legal technology and data recovery industries, there is substantial opportunity to continue completing strategic acquisitions of scale, as well as smaller, accretive tuck-in acquisitions. We have successfully sourced, executed and integrated ten strategic acquisitions since 2013. Acquisitions allow us to grow the company both inorganically and organically in that we can significantly increase revenue organically due to the breadth of service offerings and proprietary technology that we can provide to newly acquired customer relationships that were not available for the acquired sales people to sell before joining our company. For example, we acquired AlphaLit in 2013, and AlphaLit did not offer Managed Review services or Forensic Collection services. After the acquisition, the AlphaLit salespeople could sell these service offerings to existing AlphaLit customers, thereby increasing revenues. We will primarily focus on small to mid-size opportunities in order to leverage our scalable platform. We are experienced in quickly integrating acquired companies into our broader business, which has allowed us to significantly increase revenue and meaningfully increase EBITDA by focusing on preserving client facing personnel, client retention, seamless transition of clients of the target business and the ability for our new salespeople to sell across a broader platform. Our past acquisitions demonstrate our management’s ability to effectively source, execute and integrate acquisitions into their existing and growing platform. While we will continue to identify merger and acquisition opportunities to explore, we are temporarily halting such activity as a result of the COVID-19 pandemic.

Clients

Our legal technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, real estate and government. Our data recovery clients include individuals and corporations requiring recovery and accessing of data. For the year ended December 31, 2020, we served over 4,400 legal technology clients, including 98% of the AM Law 100 and 61% of Fortune 500 companies. We have longstanding relationships with our clients, and for the years ended December 31, 2019 and 2020, no single client accounted for more than 5% of our revenues.

Competition

The eDiscovery market is highly fragmented, competitive and evolving. Our competitors in the eDiscovery market include Consilio, EPIQ, FTI Consulting, Inc, United Lex, EY, Deloitte, KPMG, Navigant, Conduent, Lighthouse, Everlaw, Disco, Logikcull and Transperfect. We believe the principal competitive factors in this industry include:

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

Sales and Marketing

Sales

We operate with a global sales team to address the specialized needs of our client base and cultivate strategic partnerships with key clients in our industry. Our Legal Technology sales organization comprises over 40 professionals and is led by our sales executives and regional managers. Our business development managers have developed “first-call” relationships with several of our largest clients while providing significant expertise in the technical nature of the services.

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

Marketing

We focus on connecting with our clients through our marketing team. Our marketing campaigns are home-grown and highlight the “KLD Difference. One KLD.” and are focused on our powerful, proprietary technology, marketed as “Proprietary Powerhouse.”

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

Locations

We are headquartered in McLean, VA where we house key functions including accounting, finance, human resources, legal, eDiscovery operations, eDiscovery project management, managed review and data recovery. We maintain a diverse geographic footprint globally, with 32 locations in 18 countries. In addition, we have 9 data centers and 18 data recovery labs worldwide. We have document review facilities in the United States, the United Kingdom and the European Union, and regularly recruit over 1000 remote reviewers across the United States.

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

We own 125 trademark registrations globally and currently have 26 trademark applications at various stages in the application process. Our material trademarks are either registered or are pending applications for registrations in the U.S. Patent and Trademark office and various non-U.S. jurisdictions (but with a focus on the European Union, the United Kingdom, Norway, Switzerland, Japan, Australia, China, Singapore and Hong Kong). We use “KLDiscovery,” “Ontrack” and “Ibas” as our primary corporate trademarks. The trademark “KLDiscovery” has proceeded to registration in Australia, China, the European Union, Hong Kong, India, Switzerland and the United Kingdom. Additionally, we have applied to register “Nebula,” the brand name for our proprietary e-discovery platform, in our key markets and, to date, applications have proceeded to registration in the United States, the European Union, United Kingdom, Switzerland and Brazil.

“Ontrack” and “Ontrack Data Recovery” are used in Canada by us subject to a perpetual license from Kroll, LLC who own the “Kroll Ontrack” trademark in that jurisdiction. This license was granted as part of the Kroll Ontrack acquisition in December 2016.

We are the registered proprietor of over 500 domain names including our key domains used to promote our activities, being kldiscovery.com, ontrack.com and ibas.com together with many local variants of these main domain names.

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

We have a total of 23 patents, either registered in their respective jurisdiction or at application stage, including recent applications for our Nebula offering.

Human Capital Management - Attracting, Developing and Retaining Highly Qualified Talent

As of December 31, 2020, we had 2,323 employees. This total included 1,125 temporary contingent employees who are employed temporarily to work on active managed review matters. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are excellent.

Successful execution of our corporate strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes and technologies to increase employee engagement, productivity and efficiency.

As of December 31, 2020, not including the 1,125 employees who are employed temporarily to work on active managed review matters, our employees, including those employed by region, were approximately:

Region	Employee Count
North America	756
Europe, Middle East, and Africa	390
Asia Pacific	52
Total	1,198

In order to comply with local employee-related laws, we do not require our employees to disclose their race and ethnicity. As of December 31, 2020, based on self-reported information of 61.8% of our employees, our global gender and ethnicity demographics were as follows:

Gender	Employee Percentage
Female	29%
Male	71%

Ethnicity	Employee Percentage
Asian	8.4%
Black / African American	7.3%
Hispanic / Latin	5.2%
Multiracial, Native American and Pacific Islander	2.8%
White	76.3%

We strive to hire employees who adhere to the following cultural values:

•	Team – We beat with one heart and succeed by working together.
•	Humility – No one person is above the team. Our company, clients and teammates come before personal agendas.
•	Availability and Connectivity – Responsiveness and efficient communication are key.
•	Frugality –Smart spending leads to greater return on investment.
•	Creativity – We think outside the box and always try to improve process.
•	Urgency and Productivity – Every day is an opportunity to work smarter, faster and harder.
•	Vigilance (Courage/Honesty) – Management must value and be responsive to employee and client feedback, competitive information and well-designed process improvement.
•	Sole Focus – Laser focus on performing your job to the best of your ability.
•	Recruiting – We hire smart, hungry and humble employees.
•	Customer Focus – Clients are our lifeline, and their satisfaction is our #1 priority.

Employee training is used to reinforce these values across our global employee base. Annual participation in trainings related to ethics, environment, health and safety, cyber-security and emergency responses are at or near 100%.

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

We collect, store, transmit, use, disclose and process data that was collected from persons or their devices (“personally identifiable information” or “PII”) and other sensitive client data. In addition to terms in our contractual arrangements with clients, there are numerous federal, state, local and foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of such PII and other personal or client data, the scope of which is continually evolving and subject to differing interpretations. We and our clients must comply with such laws, regulations and directives and we and our clients may be subject to significant consequences, including penalties and fines, for our failure to comply.

For example, on May 25, 2018, the General Data Protection Regulation 679/2016 (“GDPR”) replaced the Data Protection Directive 95/46/EC with respect to the processing of PII in the European Union. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-E.U. processors who process personal data on behalf of E.U. controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of PII. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to ensure that we collect and process PII in a compliant way and re-draft all our standard contracts to meet specific articles within the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allows for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice (“CJEU”) and this was followed on September 8, 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies are accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal data from the EEA to the US. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate PII transfer mechanism) upon which we rely for intra group transfers of PII (and is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the EU) has issued guidance concerning data transfers following these CJEU decision which places a higher burden on compliance for data transfers. Given these legal developments, the long-term future of the standard contractual clauses remains uncertain and may be invalidated in future by European courts or supervisory authorities and we could be impacted by changes in law as a result of any future review of these transfer mechanisms. If further legal bases for transferring PII from Europe to the United States are invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results.

The introduction of the California Consumer Protection Act (“CCPA”), which became effective on January 1, 2020, introduces the most stringent data privacy laws in the United States. While its effect is targeted at the collection and use of consumer personal data, its introduction has required us to assess certain processes and workflows when using data that could be covered by the CCPA. For example, where data relevant to CCPA is introduced into our systems, we are required to track the location of such data, hold it safely and securely, authenticate and answer requests from data subjects, and purge such data upon expiration of the contractual function for which it is held. These requirements are not only costly in implementation of new processes and functionalities but also, where any violation is found, the CCPA allows for private lawsuits from consumers and liquidated damages between $100 and $750 per consumer for incidences of data breach, in addition to the possible imposition of civil penalties by the Attorney General of California (ranging from no more than $2,500 for each violation and up to $7,500 for any intentional violation found to occur). If further states introduce new privacy laws, it could affect how our services are provided and impact our financial results.

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

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019 and was declared a pandemic by the World Health Organization and continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. KLDiscovery was eligible for federal government stimulus incentives, including U.S.

payroll tax deferral and employee retention tax credits. For the year ended December 31, 2020, we have deferred $4.0 million in payroll taxes, which we will repay $2.0 million by December 31, 2021 and $2.0 million by December 31, 2022. As of December 31, 2020, we have claimed tax credits of $1.8 million, primarily related to the retention of our employees, which we do not have to repay.

Primarily due to the impact of COVID-19, our revenues decreased by $22.5 million, or 7.2%, to $289.5 million for the year ended December 31, 2020 as compared to $312.1 million for the year ended December 31, 2019 as many clients delayed new litigation and court systems closed for a period of time and have been slow to reopen. The extent to which COVID-19 will impact our results, including the ability of our customers to survive and continue to pay in a timely manner, is dependent on uncertain and unpredictable new information about COVID-19 and various new strains now emerging, and the responsive measures taken by the governments of countries we serve, which could adversely impact our business, financial condition or results of operations.

We operate in highly competitive markets and our inability to effectively compete may adversely affect our financial condition and results of operations.

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

Our competitors vary in size, scope and breadth of the products and services they offer and include software vendors that offer software products that directly compete with our product offerings. In our Data & Storage Technology (“DST”) business, we face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies that increasingly develop and incorporate into their products storage, server management software and backup that compete at some levels with our product offerings. Our competitive position could be materially adversely affected if our clients perceive the functionality incorporated into these products as a replacement for our products. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise and market experience, and sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and face competition from other eDiscovery and data management services providers. Our competitors invest significantly in research and development as well as sales and marketing. We also face competition from the backup services solutions offered by cloud IT providers.

Our competitors may be able to more quickly adopt new or emerging technologies or address client requirements and new and emerging technologies may allow startup companies to more quickly enter the market than in the past. We may also face increased competition from companies that provide more in-depth offerings, adapting their products and services to meet the demands of their clients or combining with one of their competitors to enhance their products and services. A number of our principal competitors may continue to make acquisitions to improve the competitiveness of their offerings. Increased competition could cause, among other things, price reductions of our products, reduced profitability and loss of market share. To competitively serve the needs of our existing clients and to attract new clients, we must continue to:

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

General economic and business conditions together with intense competition in the sales of our products and services place pressure on us to reduce prices for our software and services, and we frequently encounter aggressive price competition. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable than ours, we may need to lower our prices or offer other incentives in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing of both our on-site software business and our cloud business, as well as overall demand for our on-site software product and service offerings, which could reduce our revenues and profitability.

Industry pricing models are evolving, and we anticipate that clients may increasingly request alternative pricing models. These pricing models may exacerbate existing pricing pressures, require investments in different product solutions or place us at a competitive disadvantage relative to our competitors. Moreover, the use of evolving technology by our clients to develop more complex pricing models may lead to additional pricing pressures. If we are unable to adapt our operations to these evolving pricing models, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

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

We are heavily reliant on our technology and infrastructure to provide our products and services to our clients. For example, we provide services through computer hardware that is located in our 9 global data centers around the world as well as in cloud-based data centers offered through the Microsoft Azure Cloud. Our physical data centers are vulnerable to damage, interruption or performance problems from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a data center, or other unanticipated problems could result in interruptions in the delivery of certain of our products and services.

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
•

our sensitive or proprietary data or the sensitive and proprietary data of our could be rendered unavailable through a ransomware attack, resulting in potentially significant service disruptions, negative publicity, and loss of business

•

our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;

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

If we do not continue to attract, motivate and retain members of our senior management team and key employees, we may be unable to expand our products and services offering or effectively manage or grow our business.

Our future success depends upon the continued service and performance of our senior management team and key technical and sales personnel. If we lose any of our senior management term or key technical and sales personnel, we may be unable to effectively manage our current and future operations.

Our success depends upon our ability to attract, motivate and retain highly qualified technical, managerial, and sales and marketing employees in order to implement our corporate development strategy and operations. The pool of qualified candidates is limited and we face intense competition. If we are unable to continue to successfully recruit and retain the most skilled and capable senior managers and key technical and sales employees, our ability to implement our business plan and develop and maintain our software could be adversely affected and our business, financial condition and results of operations could be adversely affected.

Our ability to expand our operations and maintain or increase our revenue is dependent on the quality of our client service and support services, and our failure to provide high level service could have a material adverse effect on our results of operations.

Our clients depend upon our client service and support staff to meet their eDiscovery needs and they demand high-quality support services. Failure to meet that demand could negatively affect our reputation in the marketplace and could adversely affect sales of our services and solutions, potentially having a material and adverse affect on our business, results of operations and financial condition.

Defects, disruptions, performance problems or risks related to the provision of our product offerings could impair our ability to deliver our services and could expose us to liability, damage our brand and reputation or otherwise negatively impact our business.

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

Certain of our third-party software license contracts expire within the next one to three years and may be renewed only by mutual consent. For instance, our license contract with Relativity expires on June 30, 2024. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain eDiscovery-related services and products to our clients. In addition, our third-party software licenses are non-exclusive. For example, all of our primary competitors in the eDiscovery business use Relativity in connection with their eDiscovery platforms (in addition to any proprietary platforms that they may own themselves).

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

If we we encounter difficulties as we implement our new consolidated business systems, our business may be adversely affected.

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

Although we have implemented compliance policies and internal procedures reasonably designed to promote compliance with applicable Trade Controls, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Third party claims of infringement could cause us to incur significant legal expenses and prevent us from selling our products.

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

Any such intellectual property claim, with or without merit, could result in costly litigation and distract management from day-to-day operations, and the outcomes of such claims are uncertain. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of or redesign our products, stop offering (or temporarily stop offering) our services to others, pay monetary amounts as damages, enter into royalty or licensing arrangements or satisfy indemnification obligations that we have with some of our clients, which could materially adversely affect our business, results of operations, financial condition or cash flows. There is no assurance that any royalty or licensing arrangements we may seek in such circumstances will be available on commercially reasonable terms or at all. In addition, certain client agreements require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. We have made and expect to continue making significant expenditures to preempt, investigate, defend and settle claims related to the use of technology and intellectual property rights, including trademarks, as part of our strategy to manage this risk.

Risks Related to our Substantial Indebtedness

Our substantial levels of indebtedness could adversely affect our financial condition.

As of December 31, 2020, we had approximately $506 million of indebtedness, consisting of borrowings under our First Lien Facility (as defined herein) and the Debentures. See “Item 13 - Certain Relationships and Related Person Transactions” for additional information.

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

In addition, as our indebtedness matures, or if we are unable to service our high level of indebtedness, we may need to restructure or refinance all or a portion of our indebtedness, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. Furthermore, we may not be able to invest in our business and as a result, we may not be able to achieve our forecasted results of operation.

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

For additional information on our indebtedness, see the Liquidity and Capital Resources discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 7 – Subsequent Events in Item 8 – Financial Statements and Supplementary Data.

Risks Related to our Capital Stock and Other Business Risks

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

Based on the results of the annual impairment test as of October 1, 2020, the fair value of our reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited and could adversely impact ur business, financial condition and operating results.

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

The insurance coverage that we purchase may prove to be inadequate or unavailable when we need the coverage.

We carry liability, property, directors and officers, business interruption, Cyber and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war. Although we generally attempt to select reputable insurance carriers, any economic disruptions may prevent us from using our insurance if the counterparty does not have the capital necessary to meet the coverage. In addition, our agreements with customers also contain obligations to carry comprehensive general liability, property, workers' compensation, and automobile liability insurance. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

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

In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world.The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

As of the date of this Annual Report on Form 10-K, we have Warrants outstanding to purchase up to an aggregate of 29,350,000 shares of Common Stock and may issue an aggregate of 2,200,000 shares of Common Stock to certain of our stockholders if the reported closing sale price of our Common Stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Merger. We also have the ability to initially issue up to 7,500,000 shares under the 2019 Incentive Award Plan (the “2019 Plan”), and as of December 31, 2020, we have issued 6,054,772 options and Restricted Stock Units. Additionally, in the event we voluntarily prepay all or a portion of the Debentures prior to maturity, the holders of such prepaid Debentures will have the right to purchase shares of our Common Stock in amount commensurate in value to the pre-payment at a price of $18 per share, subject to adjustment (the “conversion price”). The holders of the Debentures also have the option to convert the Debentures into shares of our Common Stock at the conversion price at any time. The number of shares that may be issued in such a circumstance cannot be determined at this time. We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares of Common Stock or other equity securities of equal or senior rank would dilute the ownership interests of existing stockholders and could cause the market price of our Common Stock to decline.

Our charter and Delaware law may hinder or prevent a changein control of our company.

Certain provisions of our Second Amended and Restated Certificate of Incorporation could limit the ability of a third party to acquire control of our company. For example, our directors are authorized to issue additional shares of common and preferred stock, only our directors are authorized to call a special meeting of our stockholders, stockholders are subject to advance notice requirements, minimum shareholding periods and ownership thresholds to propose matters for consideration at stockholder meetings, and we have a staggered board of three classes, with each class subject to retirement and re-election once every three years.

Future resales of Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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

An active, liquid and orderly trading market for our Common Stock may not develop or be maintained, and our stock price may be volatile, which could result in securities litigation.

Our Common Stock currently trades in over-the-counter markets and is quoted on the OTC Pink Sheet Market under the ticker symbol “KLDI” and an active, liquid and orderly trading market for our Common Stock may not develop or be maintained. The market price of our Common Stock could fluctuate significantly due to a number of factors, some of which are beyond our control.

The following factors, among others, could affect our stock price:

•	our operating and financial performance, including reserve estimates;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions, including acquisitions, or investments by us or our competitors;
•	changes in revenue or earnings estimates,
•	speculation in the press or investment community;
•	sales of our Common Stock by us, our directors or officers or stockholders or the perception that such sales may occur; •
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	changes in key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section or described elsewhere in this Annual Report on Form 10-K.

The stock markets in general have experienced extreme volatility often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results, financial condition and reputation.

The trading price of our common stock may decline if our stockholders sell a large number of shares of our common stock or if we issue a large number of new shares of our common stock or shares convertible into our common stock.

A majority of our outstanding shares of common stock are held by a relatively small number of our stockholders. A sale of a substantial number of our shares in the public market by our significant stockholders or pursuant to new issuances by us could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, the Business Combination resulted in our merging with a special purpose acquisition company (“SPAC”), which can cause additional volatility in the price of our Common Stock. We expect that the price of our Common Stock and of that of SPACs in general may be more volatile compared to the stock price of an operating company.

Rule 144 of the Securities Act provides a safe harbor under which affiliates of an issuer may resell their securities into the public market. Any further sales by these stockholders or further issuances of common stock could have material adverse effect on the market price of our common stock. In addition, new issuances of common stock or shares convertible into common stock by us would dilute the equity interests and voting power of our existing stockholders.

Concentration of ownership among our large stockholders and their affiliates may limit the influence of smaller stockholders on corporate decisions and the interests of such large stockholders may not align with those of the smaller stockholders.

A majority of our outstanding shares are held by a relatively small number of our stockholders. As a result, if some of these stockholders vote in an aligned manner, they could meaningfully influence the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests that may materially differ from the rest of our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any properties and all of our material physical properties are occupied pursuant to either the terms of a negotiated lease or another contractual arrangement for occupation of space, such as space rental in a data center facility.

The table below presents summary information regarding our material properties as of December 31, 2020.

Country	Location	Legal Technologies Office	Data Storage Technologies Office	Managed Review Facility	Data Center	Clean Room
Australia	Brisbane	X	X			X
Canada	Toronto		X			X
Canada	Toronto				X
China	Shanghai		X
China	Suzhou		X			X
Finland	Helsinki		X			X
France	Paris		X			X
France	Paris				X
Germany	Boblingen	X	X			X
Germany	Frankfurt				X
Hong Kong	North Point		X			X
Hong Kong	Won Chai	X
Ireland	Balleycoolin				X
Italy	Varese		X			X
Japan	Tokyo	X	X			X
Japan	Tokyo				X
Netherlands	Amersfoort		X			X
Norway	Kongsvinger	X	X			X
Poland	Katowice	X	X	X		X
Spain	Madrid		X			X
Sweden	Uppsala		X			X
Switzerland	Wallisellen		X			X
United Kingdom	London	X		X
United Kingdom	Slough				X
United Kingdom	Surrey		X			X
United States	Austin, Texas	X			X
United States	Brooklyn Park, Minnesota				X
United States	Chicago, Illinois	X
United States	Eden Prairie, Minnesota	X	X	X	X	X
United States	Fairfax, Virginia	X
United States	McLean, Virginia	X	X	X		X
United States	Richmond, Virginia	X

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001 per share, is quoted on the OTC Pink Sheet Market under the symbol “KLDI.” Our public warrants are quoted on the OTC Pink Sheet Market under the symbol “KLDIW.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 31, 2020, there were 70 holders of record of our common stock, and 8 holders of record of our warrants.

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

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020, with respect to our equity compensation plans under which common stock is authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders (1)	5,551,185	(2)	$8.46	(3)	3,198,815	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)	Consists of the 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“ESPP”).
(2)	Includes 4,260,753 outstanding options to purchase stock under the 2019 Plan and 1,290,432 restricted stock units that were outstanding under the 2019 Plan as of December 31, 2020.
(3)	Represents the weighted-average exercise price of outstanding options under the 2019 Plan.

(4)

As of December 31, 2020, a total of 3,198,815 shares of Common Stock were available for issuance, consisting of 1,948,815 shares under the 2019 Plan and 1,250,000 shares under the ESPP. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors.  Our Board of Directors determined that the number of shares available for issuance under the 2019 Plan would not increase on January 1, 2021. Pursuant to the terms of the ESPP, the number of shares of Common Stock available for issuance under the ESPP automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of (a) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. Our Board of Directors determined that the number of shares available for issuance under the ESPP would not increase on January 1, 2021.

Item 6. Selected Financial Data.

The following table presents a summary of our selected historical financial data derived from our last two years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for more detailed information.

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Revenues	$289,545	$312,054
Cost of revenues	147,732	160,845
Gross profit	141,813	151,209
Operating expenses
General and administrative	58,509	55,005
Research and development	7,167	5,945
Sales and marketing	38,395	48,517
Depreciation and amortization	35,955	39,149
Total operating expenses	140,026	148,616
Income from operations	1,787	2,593
Other expenses
Other expense	118	308
Loss on extinguishment of debt	—	7,203
Interest expense	50,659	48,377
Loss before income taxes	(48,990)	(53,295)
Income tax provision	936	719
Net loss	$(49,926)	$(54,014)
Other comprehensive income, net of tax
Foreign currency translation	4,947	311
Total other comprehensive income, net of tax	4,947	311
Comprehensive loss	$(44,979)	$(53,703)
Net loss per share - basic and diluted	$(1.17)	$(1.27)
Weighted average shares outstanding - basic and diluted	42,529,017	42,425,295
Cash Flow Data:
Net cash provided by (used in) operating activities	$39,776	$(8,297)
Net cash used in investing activities	(14,059)	(15,218)
Net cash (used in) provided by financing activities	(18,595)	43,490
Other Financial Data:
Depreciation and amortization	$47,762	$50,407
Interest expense, including loss on extinguishment of debt	$50,659	$55,580
EBITDA	$49,431	$52,692
Adjusted EBITDA	$63,290	$68,723
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,201	$43,407
Total assets	$679,746	$714,912
Current portion of long-term debt	$10,948	$11,689
Long term debt - net of current portion	$472,600	$468,932
Total stockholders' equity	$142,221	$183,765
Working capital	$93,968	$100,103

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

OVERVIEW

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. We provide technology-enabled services and software to help law firms, corporations, government agencies and consumers solve complex data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with more than 32 locations in 18 countries, 9 data centers and 18 data recovery labs around the globe. Our legal technology services cover both eDiscovery and information governance services to support the litigation, regulatory compliance, and internal investigation needs of our clients. We offer data collection and forensic investigation, early case assessment, electronic discovery and data processing, application software, data hosting, and managed review services. In addition, through our global Ontrack Data Recovery name, we deliver world-class data recovery, email extraction and restoration, data destruction and tape management services.

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

We classify our legal technology revenue as follows:

•

Collections and Processing Services: We have remote and onsite collection services. Our proprietary workflows and tools allow us to ingest, extract native file metadata and index in a normalized format. We have near duplication tools to quickly discard duplicative or irrelevant data, significantly minimizing the data that needs to be reviewed. Our analytics include predictive coding which allows us to automatically classify millions of documents in a matter of hours. We offer email threading that looks at relationships between email messages to identify the most content-inclusive messages to avoid redundant review and we have language identification that can automatically identify the primary language in all documents in the data set. The collection of data is billed either by the unit or hour and the data that is processed and produced is billed per gigabyte, page or per file.

•

Forensics and Consulting Services: We provide the expertise and tools needed to extract and analyze digital evidence to support a client’s legal matter. Our forensics experts help extract critical evidence, recover any data that individuals may have sought to erase or hide, retrieve key data buried in documents and organize data contained in multiple information sources to give our client the insight and knowledge they need. Our forensics and consulting services are billed either by hour or unit.

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

•

Hosting: We have flexible technology options and platforms to host our client’s data for the life of the matter. We offer secure data centers around the globe to support data across jurisdictions and privacy laws. Hosting is billed per gigabyte.

•

Subscription: We offer subscription pricing options to provide cost predictability over time. Subscriptions cover a range of our services and are typically a fixed fee billed monthly for contract terms averaging one to three years.

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

For the years ended December 31, 2020 and December 31, 2019, our legal technology revenue was $247.3 million and $265.9 million, respectively, and our data recovery revenue was $42.3 million and $46.2 million, respectively. Additionally, we have longstanding relationships with our clients and for the years ended December 31, 2019 and 2020, no single client accounted for more than 5% of our revenues.

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

The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and, in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry. We believe these non-U.S. GAAP financial measures reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, management fees and equity compensation, acquisition and transaction costs, restructuring costs, systems establishment and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, and provide information about our cost structure, that helps track our operating progress. We encourage investors and potential investors to carefully review the U.S. GAAP financial information and compare them with our EBITDA and adjusted EBITDA.

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

•

Restructuring costs generally represent non-ordinary course costs incurred in connection with a change in a contract, lease, or a change in the makeup of our personnel often related to an acquisition. We do not consider the amount of restructuring costs to be a representative component of the day-to-day operating performance of our business.

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

The use of adjusted EBITDA instead of U.S. GAAP measures has limitations as an analytical tool, and adjusted EBITDA should not be considered in isolation, or as a substitute for analysis of our results of operations and operating cash flows as reported under U.S. GAAP. For example, adjusted EBITDA does not reflect:

•	our cash expenditures or future requirements for capital expenditures;
•	changes in, or cash requirements for, our working capital needs;
•	interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•	any cash income taxes that we may be required to pay;
•	any cash requirements for replacements of assets that are depreciated or amortized over their estimated useful lives and may have to be replaced in the future; or
•	all non-cash income or expense items that are reflected in our statements of cash flows.

The following table provides a reconciliation of net loss to EBITDA and adjusted EBITDA:

(in millions)	Year ended December 31, 2020	Year ended December 31, 2019
Net loss	$(49.9)	$(54.0)
Interest expense	50.7	48.4
Income tax expense	0.9	0.7
Depreciation and amortization expense	47.7	50.4
Loss on debt extinguishment	-	7.2
EBITDA	$49.4	$52.7
Acquisition, financing and transaction costs	5.2	3.6
Strategic Initiatives:
Sign-on bonus amortization	0.2	0.4
Non-recoverable draw	0.3	3.7
Total strategic initiatives	0.5	4.1
Management fees, stock compensation and other	3.7	3.5
Restructuring costs	2.5	2.2
Systems establishment	2.0	2.6
Adjusted EBITDA	$63.3	$68.7

RESULTS OF OPERATIONS

For the year ended December 31, 2020 Compared with the year ended December 31, 2019

The results for the periods shown below should be reviewed in conjunction with our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

	For The Years Ended December 31,
(in millions)	2020	2019
Revenues	$289.5	$312.1
Cost of revenues	147.7	160.9
Gross profit	141.8	151.2
Operating expenses	$140.0	148.6
Income from operations	1.8	2.6
Interest expense	50.7	48.4
Loss on debt extinguishment	—	7.2
Other expense	0.1	0.3
Loss before income taxes	(49.0)	(53.3)
Income tax provision	0.9	0.7
Net loss	(49.9)	(54.0)
Total other comprehensive income, net of tax	4.9	0.3
Comprehensive loss	$(45.0)	$(53.7)

Revenues

Revenues decreased by $22.6 million, or 7.2%, to $289.5 million for the year ended December 31, 2020 as compared to $312.1 million for the year ended December 31, 2019. This decrease is primarily due to a decrease of $18.6 million in legal technology revenue and a decrease of $3.9 million in data recovery revenue. These decreases are primarily due to the impacts of COVID-19, as many clients have delayed the start of new matters and court systems have been slow to reopen.

Cost of Revenues

Cost of revenues decreased by $13.2 million, or 8.2%, to $147.7 million for the year ended December 31, 2020 as compared to $160.9 million for the year ended December 31, 2019. This decrease is primarily due to decreased variable costs of $1.5 million associated with decreased revenues, decreased hardware and software expenses of approximately $2.3 million, decreased communications expenses of $0.9 million and expense reduction measures implemented by management, including decreased (i) personnel expense of approximately $7.4 million, (ii) travel and entertainment expense of $1.3 million, and (iii) other operational expenses of $0.9 million. These decreases were partially offset by $0.6 million of increased severance expenses due to the integration of operational business units. As a percentage of revenue, our cost of revenues for the year ended December 31, 2020 decreased to 51.0% as compared to 51.6% for the year ended December 31, 2019. This decrease was due to the factors noted above.

Gross Profit

Gross profit decreased by $9.4 million, or 6.2%, to $141.8 million for the year ended December 31, 2020 as compared to $151.2 million for the year ended December 31, 2019. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the year ended December 31, 2020 increased to 49.0% as compared to 48.4% for the year ended December 31, 2019.

Operating Expenses

Operating expenses decreased by $8.6 million, or 5.8%, to $140.0 million for the year ended December 31, 2020 as compared to $148.6 million for the year ended December 31, 2019. This decrease is primarily due to expense reduction measures implemented by management which decreased (i) personnel expenses by $7.3 million, (ii) travel and entertainment expenses by $2.0 million, (iii) marketing expenses by $0.9 million, and (iv) other operational expenses of $0.9 million. In addition, depreciation and amortization decreased by $3.2 million. These decreases were partially offset by increased costs incurred related to lease terminations to optimize our real estate footprint of $4.6 million and $0.6 million of increased severance costs due to the integration of operational business units. As a percentage of revenue, our operating expenses for the year ended December 31, 2020 increased to 48.4% as compared to 47.6% for the year ended December 31, 2019 due to the factors noted above.

Interest Expense

Interest expense increased by $2.3 million, or 4.8%, to $50.7 million for the year ended December 31, 2020 as compared to $48.4 million for the year ended December 31, 2019. This increase is primarily due to the increase in outstanding debenture related debt, partially offset by lower interest rates during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Income Tax Provision

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

During the years ended December 31, 2020 and 2019, we recorded an income tax provision of $0.9 million and $0.7 million, respectively, resulting in an effective tax rate of (1.8) % and (1.3) %, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and the valuation allowance against our domestic deferred tax assets. The effective rate for the year ended December 31, 2020 did not meaningfully change from the year ended December 31, 2019.

We reported pre-tax loss of $49.0 million during the year ended December 31, 2020 with an effective tax rate of (1.8) %, resulting in a $0.9 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $9.6 million. Without this item, our effective tax rate would have been 21.4%, which is higher than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

We reported pre-tax loss of $53.3 million during the year ended December 31, 2019 with an effective tax rate of (1.3) %, resulting in a $0.7 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $12.7 million. Without this item, our effective tax rate would have been 25.1%, which is higher than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

Net Loss

Net loss for the year ended December 31, 2020 was $49.9 million compared to $54.0 million for year ended December 31, 2019. Net loss decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our 2021 Credit Agreement (as defined below). See “2021 Credit Agreement”. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our legal technology services as litigation cases can go on for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection on our accounts receivable. As of December 31, 2020, we had $51.2 million in cash compared to $43.4 million as of December 31, 2019. As of December 31, 2020, we had $503.5 million of outstanding borrowings compared to $506.0 million as of December 31, 2019. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow, supplemented as necessary by funds available through our 2021 Credit Agreement.

2021 Credit Agreement

The Facilities

On February 8, 2021, the Company entered into a new secured credit agreement (the “2021 Credit Agreement”). Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million (the “Revolving Credit Loans”). The Delayed Draw Term Loans will be available to the Company at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans will bear interest, at the Company’s option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments, beginning on June 30, 2021.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 16, 2026 and or six months prior to maturity of our Debentures due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter.

The Company closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

In February 2021, a loss on debt extinguishment of $7.2 million was recognized in connection with the retirement of the 2016 Credit Agreement.

2016 Credit Agreement

The Facilities

On December 9, 2016, we entered into a Credit Agreement (as amended or supplemented to date, the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (the “First Lien Facility”) and $125.0 million (the “Second Lien Facility” and, together with the First Lien Facility, the “Facilities”) were to mature on December 9, 2022 and December 9, 2023, respectively. The First Lien Facility was repaid on February 8, 2021 and the Second Lien Facility was repaid on December 19, 2019.

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter, beginning on March 31, 2017 with a payment of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusted every interest rate period, which can be one, two, three or six months in duration and is decided by us, or to the extent consented to by all Appropriate Lenders (as defined in the 2016 Credit Agreement), 12 months thereafter. Interest payment dates included the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeded three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum was 5.875% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate (as defined in the 2016 Credit Agreement) multiplied by the greatest of (a) LIBOR, (b) 0.00% per annum and (c) solely with respect to the Initial Term Loans, 1.00% per annum. As of December 31, 2020, the net balance due was $289.0 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.00%. As of December 31, 2019, the net balance due was $306.0 million, with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.596%.

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

The Facilities were secured by substantially all of our assets and contain certain covenants. As of December 31, 2020 and December 31, 2019, we were in compliance with all covenants.

The 2016 Credit Agreement included a mandatory prepayment within ten days after delivery of the annual audited financial statements commencing with the year ended December 31, 2017. The Excess Cash Flow amount is specifically defined in section 1.01 of the 2016 Credit Agreement. The Excess Cash Flow calculation starts with net income and then adds back a series of non-cash expenses, capital expenditures, M&A, and debt related amounts to arrive at a final amount due.

The amount of the Excess Cash Flow payment would have been reduced if the First Lien Net Leverage Ratio falls below certain thresholds. Such percentage in respect of any Excess Cash Flow Period shall be reduced to 50%, 25% or 0% if the First Lien Net Leverage Ratio as of the last day of the year to which such Excess Cash Flow Period relates was equal to or less than 3.75 to 1.00, 3.25 to 1.00 or 2.75 to 1.00, respectively.

We were not required to make any additional principal payments under the Excess Cash Flow covenant for the year ended December 31, 2019 or December 31, 2020.

Revolving Credit Facility

The 2016 Credit Agreement also provided for a Revolving Credit Facility of up to $30.0 million that was scheduled to mature on June 9, 2022. Borrowings under the Revolving Credit Facility were subject to meeting certain financial covenants set forth in the 2016 Credit Agreement, including the First Lien Net Leverage Ratio. We were able to draw up to $30.0 million under the Revolving Credit Facility, on a term loan basis, with either an adjustable eurocurrency loan interest rate of 5.375%, 5.625%, or 5.875% with interest rates based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR, or a base rate loan interest rate of 4.375%, 4.635%, or 4.875% plus the Base Rate. As of December 31, 2020 and 2019, we had no amounts outstanding under our Revolving Credit Facility and $0.7 million in letters of credit were issued with approximately $29.3 million of available borrowing capacity under the Revolving Credit Facility. As discussed above, the Revolving Credit Facility was repaid on February 8, 2021 and was terminated.

The Initial Term Loan borrowings pursuant to the 2016 Credit Agreement were issued at an original issue discount of $11.9 million and $6.3 million for the First Lien Facility and Second Lien Facility, respectively. The original issue discount was amortized using the effective yield method over the respective term of each Facility.

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

Debentures

In connection with the Business Combination on December 19, 2019, we issued $200 million aggregate principal amount of Debentures due 2024 in a private placement to certain “accredited investors” pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The equity structure as of the date of the Business Combination included 2,097,974 shares of common stock and 1,764,719 warrants for the issuance of common stocks to the debenture holders related to the Debenture issuance. The proceeds of the Debentures were in part to repay our outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility.

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

Our net cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Net cash provided by (used in):
Operating activities	$39,776	$(8,297)
Investing activities	$(14,059)	$(15,218)
Financing activities	$(18,595)	$43,490
Effect of foreign exchange rates	$672	$(7)
Net increase in cash	$7,794	$19,968

Cash Flows Provided By (Used in) Operating Activities

Net cash provided by operating activities was $39.8 million for the year ended December 31, 2020 as compared to net cash used in operating activities of $(8.3) million for the year ended December 31, 2019. The increase in net cash provided is due to a $4.1 million reduction in net loss, a $7.3 million increase in non-cash expenses and a $36.7 million increase in working capital. The period over period decrease in non-cash items is primarily due to a $14.1 million increase in non-cash interest, a $1.2 million increase in stock-based compensation, an increase in the provision for losses on accounts receivable of $1.0 million and a $0.8 million decrease in deferred tax benefit, offset by a $7.2 million decrease on the loss on debt extinguishment and a $2.7 million decrease in depreciation and amortization. The increase in working capital for the period is primarily due to a $26.8 million decrease in accounts receivable and a $13.6 million increase in accounts payable and accrued expenses, offset by a $2.3 million increase in prepaid expense and other current assets and a $1.4 million decrease in deferred revenue. Trade accounts receivable fluctuate from period to period depending on the period to period change in revenue and the timing of collections. Accounts payable fluctuate from period to period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $14.1 million for the year ended December 31, 2020 as compared to net cash used in investing activities of $15.2 million for the year ended December 31, 2019. The decrease in cash used in investing activities is due to decreased purchases of property and equipment of $2.3 million, offset by increased cash payments related to acquisitions in 2020 of $1.2 million.

Cash Flows (Used In) Provided by Financing Activities

For the year ended December 31, 2020, net cash used in financing activities of $18.6 million related to the payments of long-term debt of $17.0 million and capital lease obligations of $1.6 million. For the year ended December 31, 2019, net cash provided by financing activities of $43.5 million related to the net cash received in the Business

Combination of $186.5 million and cash received on the issuance of common stock of $0.4 million, offset by payments of long-term debt of $142.0 million and capital lease obligations of $1.4 million.

Contractual Obligations

Our operating lease obligations are disclosed below and in Note 5 to our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.” Rent expense for the years ended December 31, 2020 and 2019 was $14.1 million and $14.7 million, respectively.

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Contractual obligations
Debt:
Principal (1)	$566,287	$17,000	$272,000	$277,287	$—
Interest on debt (2)	154,530	47,694	76,517	30,318	—
Purchase obligations	40,922	15,264	21,594	4,064	—
Capital leases	4,966	1,313	2,932	721	—
Operating leases	40,680	9,437	17,504	11,187	2,552
Total contractual obligations	$807,385	$90,708	$390,547	$323,577	$2,552

(1)	Includes in kind interest in the Debentures.
(2)	Assumed effective interest rates on our First Lien Facility and Debentures were 8.325% and 11.78%, respectively, as of December 31, 2020.

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

Goodwill

Goodwill represents the excess of the total consideration paid over our identified intangible and tangible assets and our acquisitions. We test our goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the testing date (October 1), we have determined there is one reporting unit.

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

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return, but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2020, deferred tax asset valuation allowances totaled $65.2 million, primarily related to federal and state net operating losses available to carry forward to future years and, interest expense disallowance carryovers. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our expectation that the reversal of existing taxable temporary differences will provide a source of taxable income to realize these deferred tax assets.

We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. As of December 31, 2020, unrecognized tax benefits totaled $1.0 million, related to U.S. federal and state net operating losses available to carry forward to future years. However, due to the Company’s determination that the U.S. federal and state net operating losses for the unrecognized tax benefit would likely be realized, a valuation allowance offset was recorded against the unrecognized tax benefit, resulting in no effective tax rate impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure at December 31, 2020 related to outstanding amounts under the $340 million First Lien Facility as well as the Revolving Credit Facility of $30 million. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at December 31, 2020 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense by approximately $0.4 million per year. We do not currently hedge our interest rate exposure.

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

During the twelve months ended December 31, 2020 and 2019, we generated the equivalent of $57.0 million and $69.4 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.6 million for each of the years ended December 31, 2020 and 2019. We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KLDiscovery Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLDiscovery Inc. (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Tysons, Virginia

March 18, 2021

KLDiscovery Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$51,201	$43,407
Accounts receivable, net of allowance
for doubtful accounts of $8,513 and $7,486, respectively	83,985	96,994
Prepaid expenses	7,175	7,296
Other current assets	709	556
Total current assets	143,070	148,253
Property and equipment
Computer software and hardware	72,211	72,228
Leasehold improvements	27,271	26,963
Furniture, fixtures and other equipment	3,365	3,794
Accumulated depreciation	(77,697)	(64,682)
Property and equipment, net	25,150	38,303
Intangible assets, net	109,733	130,568
Goodwill	399,085	395,171
Other assets	2,708	2,617
Total assets	$679,746	$714,912
Current liabilities
Current portion of long-term debt, net	$10,948	$11,689
Accounts payable and accrued expense	33,504	31,270
Current portion of contingent consideration	695	340
Deferred revenue	3,955	4,851
Total current liabilities	49,102	48,150
Long-term debt, net	472,600	468,932
Deferred tax liabilities	7,335	6,294
Other liabilities	8,488	7,771
Total liabilities	537,525	531,147
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 42,529,017 shares issued and outstanding as of December 31, 2020 and December 31, 2019	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	385,387	381,952
Accumulated deficit	(255,424)	(205,498)
Accumulated other comprehensive income	12,254	7,307
Total stockholders' equity	142,221	183,765
Total liabilities and stockholders' equity	$679,746	$714,912

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Revenues	$289,545	$312,054
Cost of revenues	147,732	160,845
Gross profit	141,813	151,209
Operating expenses
General and administrative	58,509	55,005
Research and development	7,167	5,945
Sales and marketing	38,395	48,517
Depreciation and amortization	35,955	39,149
Total operating expenses	140,026	148,616
Income from operations	1,787	2,593
Other expenses
Other expense	118	308
Loss on extinguishment of debt	—	7,203
Interest expense	50,659	48,377
Loss before income taxes	(48,990)	(53,295)
Income tax provision	936	719
Net loss	$(49,926)	$(54,014)
Other comprehensive income, net of tax
Foreign currency translation	4,947	311
Total other comprehensive income, net of tax	4,947	311
Comprehensive loss	$(44,979)	$(53,703)
Net loss per share - basic and diluted	$(1.17)	$(1.27)
Weighted average shares outstanding - basic and diluted	42,529,017	42,425,295

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock Issued
	Shares	Amount	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive income	Total
Balance as of December 31, 2018	42,288,870	4	372,316	(2,406)	(147,954)	6,996	228,956
Issuance of common stock	172,350	—	1,655	—	—	—	1,655
Recapitalization transaction	—	—	8,122	—	(3,530)	—	4,592
Retirement of treasury stock	—	—	(2,406)	2,406	—	—	—
Share-based compensation	67,797	—	2,265	—	—	—	2,265
Foreign exchange translation	—	—	—	—	—	311	311
Net loss	—	—	—	—	(54,014)	—	(54,014)
Balance as of December 31, 2019	42,529,017	$4	$381,952	$-	$(205,498)	$7,307	$183,765
Share-based compensation	—	—	3,435	—	—	—	3,435
Foreign exchange translation	—	—	—	—	—	4,947	4,947
Net loss	—	—	—	—	(49,926)	—	(49,926)
Balance as of December 31, 2020	42,529,017	$4	$385,387	$-	$(255,424)	$12,254	$142,221

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2020	Year ended December 31, 2019
Operating activities
Net loss	$(49,926)	$(54,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,762	50,407
Non-cash interest	19,450	5,320
Loss on extinguishment of debt	—	7,203
Stock-based compensation	3,435	2,265
Provision for losses on accounts receivable	4,088	3,104
Deferred income taxes	1,041	219
Change in fair value of contingent consideration	98	48
Changes in operating assets and liabilities:
Accounts receivable	10,050	(16,712)
Prepaid expenses and other assets	87	2,404
Accounts payable and accrued expenses	4,675	(8,937)
Deferred revenue	(984)	396
Net cash provided by (used in) operating activities	39,776	(8,297)
Investing activities
Acquisitions, net of cash	(3,124)	(1,950)
Purchases of property and equipment	(10,935)	(13,268)
Net cash used in investing activities	(14,059)	(15,218)
Financing activities
Recapitalization transaction	—	186,503
Revolving credit facility draws	29,000	54,500
Revolving credit facility repayments	(29,000)	(54,500)
Payments for capital lease obligations	(1,595)	(1,427)
Payments on long-term debt	(17,000)	(142,000)
Issuance of common stock	—	414
Net cash (used in) provided by financing activities	(18,595)	43,490
Effect of foreign exchange rates	672	(7)
Net increase in cash	7,794	19,968
Cash at beginning of period	43,407	23,439
Cash at end of period	$51,201	$43,407
Supplemental disclosure:
Cash paid for interest	$32,196	$42,693
Income taxes paid, net of refunds	$(195)	$470
Significant noncash investing and financing activities
Assumption of Pivotal Debentures	$-	$200,000
Equity issued for acquisitions	$-	$1,241
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$394	$129

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc., (the “Company”) provides technology-based litigation support solutions and services including computer e-discovery, data hosting, and managed review predominantly to top law firms, corporations and government agencies. The majority of the Company’s current business is derived from these services. The Company’s headquarters is located in McLean, Virginia and has 32 locations in 18 countries, 9 data centers and 18 data recovery labs around the globe.

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

As a result of LD Topco, Inc. being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” LD Topco, Inc. is the predecessor and legal successor to the Company. The historical operations of LD Topco, Inc. are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of LD Topco, Inc. prior to the Business Combination; (ii) the combined results of the Company and LD Topco, Inc. following the Business Combination on December 19, 2019; (iii) the assets and liabilities of LD Topco, Inc. at their historical cost; and (iv) KLDiscovery Inc.’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of LD Topco, Inc. in connection with the Business Combination is reflected retroactively to January 1, 2018 and has been utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of LD Topco, Inc.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2020 and 2019, the Company did not have a single customer that represents more than five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $57.0 million in 2020 and $69.8 million in 2019. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $26.3 million at December 31, 2020 and $21.8 million at December 31, 2019.

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

A rollforward of the allowance for doubtful accounts is presented below (in thousands):

Balance at December 31, 2018	$5,564
Charged to/reversed from expense	3,104
Charged to/from other accounts	—
Deductions (write offs)	(1,182)
Balance at December 31, 2019	$7,486
Charged to/reversed from expense	4,088
Charged to/from other accounts	283
Deductions (write offs)	(3,344)
Balance at December 31, 2020	$8,513

Fixed Assets

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

Depreciation expense totaled $16.9 million and $18.6 million for the years ended December 31, 2020 and 2019, respectively, and includes amortization of assets recorded under capital leases.

Internal-use software development costs

The Company capitalizes certain internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis. The Company’s estimated useful life of capitalized software costs varies between three and five years, depending on management’s expectation of the economic life of various software. Capitalized software amortization costs are recorded as a component of cost of revenue.

Capitalized software costs are reflected as part of the “Intangible assets, net line” in the Company’s Consolidated Balance Sheets and totaled $18.5 million and $13.5 million, net of accumulated amortization, as of December 31, 2020 and 2019, respectively.

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

Amortization expense totaled $30.9 million and $31.8 million for the years ended December 31, 2020 and 2019, respectively; $11.8 million and $11.3 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss.

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

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1 testing date the Company determined there is one reporting unit.

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

The fair value of the Company’s reporting unit is estimated using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples. The cash flows employed in the DCF analyses are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, changes in working capital, long term business plans and recent operating performance. The carrying value of the reporting unit includes the assets and liabilities employed in its operations and goodwill.

Accordingly, the Company has not identified any indicators of impairment, nor have any impairment charges been recorded related to goodwill resulting from the annual impairment test.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The following table provides a rollforward of the carrying amount of goodwill (in thousands):

Balance at December 31, 2018	$394,167
Acquisitions	263
Foreign currency translation	741
Balance at December 31, 2019	395,171
Acquisitions	1,009
Disposal	(96)
Foreign currency translation	3,001
Balance at December 31, 2020	$399,085

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt is presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to revolving and unfunded term debt is presented in the Consolidated Balance Sheets within “Other assets.”

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

The following table summarizes revenue from contracts with customers for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
eDiscovery services	$197,300	$215,560
Managed review	49,985	50,290
Legal technology services	247,285	265,850
Data recovery	42,260	46,204
Total revenue	$289,545	$312,054

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Performance Obligations and Timing of Revenue Recognition

The Company primarily sells services and products that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e., the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e., separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer.

(1)	eDiscovery services, which provides end-to-end eDiscovery services support including collections, processing, analytics, hosting, production and professional services;
(2)	Managed review services, which provides the staffing necessary to review large complex data sets; and
(3)	Data recovery services, which offers data restoration, data erasure and data management.

The Company generates the majority of its revenues by providing Legal Technology services to our clients. All of our eDiscovery service contracts are time and materials types of arrangements.

Time and materials arrangements are based on units of data stored or processed. Unit-based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client, at agreed upon per unit rates. We recognize revenues for these arrangements utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

Certain of our eDiscovery contracts are subscription-based, fixed-fee arrangements, which have tiered pricing based on the quantity of data hosted. For a fixed monthly fee, our clients receive a variety of optional eDiscovery services, which are included in addition to the data hosting. The Company recognizes revenues for these arrangements based on predetermined monthly fees as determined in our contractual agreements, utilizing a right-to-invoice practical expedient because the Company has a right to consideration for services completed to date.

Managed review services are time and materials types of arrangements. These agreements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. The Company recognizes revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because the Company has a right to consideration for services completed to date.

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

Ontrack PowerControls, included in the data recovery revenue stream, offers term license subscriptions for customers with on-premises installations of the software pursuant to contracts that are historically one to four years in length. The term license subscriptions include maintenance, support, as well as access to future software upgrades and fixes. The license and the additional support services are deemed to be one performance obligation, and thus revenue for these arrangements is recognized ratably over the term of the agreement.

Share-based compensation

The Company measures and recognizes compensation expense for all share-based awards to employees based on estimated grant date fair values on a straight-line basis over the requisite service period. The Company uses the Black-Scholes valuation model, depending on terms, facts and circumstances of each share-based award. The expected vesting of the Company’s performance-based RSUs is based upon the probability of a liquidity event, such as a change in control as defined under the 2019 Plan. The level of achievement of the liquidity event, if any, is re-evaluated quarterly.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Advertising

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $4.5 million and $7.1 million for the years ended December 31, 2020 and 2019, respectively. Advertising costs are reflected within “Sales and marketing” in the accompanying Consolidated Statements of Comprehensive Loss.

Research and development expense

Costs incurred in the research and development of the Company’s technologies primarily consist of developer salaries. Research and development expenses were $7.2 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. This standard was effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The adoption did not have a material impact on the Company’s current financial position and results of operations, but the financial statement disclosures were updated in accordance with the ASU.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption, including the adoption in any interim period, is permitted for all entities. The Company does not expect ASU 2019-12 to have a meaningful effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. During 2019, the Company acquired three companies for total consideration of $5.5 million, of which $2.0 million was in cash, $1.5 million was in deferred payments, $1.2 million was in stock and contingent consideration of $1.0 million, which was recorded at its estimated fair value of $0.8 million related to future earnouts. The fair value of future expected acquisition-related contingent consideration obligations was $0.9 million and $0.8 million at December 31, 2020 and 2019, respectively.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019 (in thousands):

Balance at December 31, 2018	$—
Additions (payments) to contingent consideration	774
Change in fair value of contingent consideration	48
Balance at December 31, 2019	822
Additions (payments) to contingent consideration	—
Change in fair value of contingent consideration	98
Balance at December 31, 2020	$920

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 4 – Intangible assets

Intangible assets consist of the following (in thousands):

Description	Weighted Average Remaining Useful Life in Years	December 31, 2020	December 31, 2019
Trademark and tradenames	5.5	$67,183	$66,311
Accumulated amortization		(29,004)	(21,504)
Trademark and tradenames, net		38,179	44,807
Developed technology	4.2	79,796	71,327
Accumulated amortization		(49,968)	(36,838)
Developed technology, net		29,828	34,489
Non-compete agreements	—	1,402	1,467
Accumulated amortization		(1,402)	(1,242)
Non-compete agreements, net		—	225
Customer relationships	6.1	97,420	95,693
Accumulated amortization		(55,694)	(44,646)
Customer relationships, net		41,726	51,047
Intangible assets, net of amortization		$109,733	$130,568

Future amortization of intangible assets is as follows (in thousands):

December 31,	Amount
2021	$27,398
2022	23,153
2023	17,413
2024	13,111
2025	8,718
Thereafter	15,025
In process	4,916
Total	$109,733

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 5 – Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued expenses:
Accrued interest	$5,041	$7,000
Accrued salaries	11,802	9,509
Current taxes payable	519	535
Other accrued expenses	2,694	2,847
Total	$20,056	$19,891

Note 6 – Leasing arrangements

The Company leases office space and certain equipment under operating and capital lease agreements, expiring in various years through 2029. Certain leases contain annual rent escalation clauses.

Rent expense totaled $14.1 million and $14.7 million for the years ended December 31, 2020 and 2019, respectively. As part of an effort to optimize the Company’s real estate footprint, during 2020, the Company terminated leases in 18 locations and reduced the footprint of four locations resulting in lease termination savings of approximately $4.6 million.

The amortization expense recorded for capital leases totaled $0.5 million and $0.7 million, respectively, for the years ended December 31, 2020 and 2019.

For years subsequent to December 31, 2020, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

December 31,	Capital Leases	Operating Leases
2021	$1,313	$9,437
2022	1,586	8,936
2023	1,346	8,568
2024	721	7,377
2025	—	3,810
Thereafter	—	2,552
Total	$4,966	$40,680
Less: interest on lease obligations	(464)
Net amount	4,502
Less: current portion	(1,313)
Non-current	$3,189

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 7 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	December 31,
	2020	2019
First lien facility due 2022	289,000	306,000
Convertible debenture notes due 2024	214,541	200,000
Total debt	503,541	506,000
Less: unamortized original issue discount	(16,126)	(19,806)
Less: unamortized debt issuance costs	(3,867)	(5,573)
Total debt, net	483,548	480,621
Current portion of debt	17,000	17,000
Less: current portion of unamortized original issue discount	(4,312)	(3,687)
Less: current portion of unamortized debt issuance costs	(1,740)	(1,624)
Total current portion of debt, net	10,948	11,689
Total long-term debt, net	$472,600	$468,932

On February 8, 2021 we entered into the 2021 Credit Agreement, the details of which are disclosed below in Note 17 - Subsequent Events.

2016 Credit Agreement

On December 9, 2016, KLDiscovery entered into a Credit Agreement with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (“First Lien Facility”) and $125.0 million (“Second Lien Facility”) were to mature on December 9, 2022 and December 9, 2023, respectively. The First Lien Facility was repaid on February 8, 2021 (see Note 17) and the Second Lien Facility was repaid on December 19, 2019.

The First Lien Facility established a term loan principal payment schedule with payments due on the last day of each calendar quarter beginning on March 31, 2017 of $2.1 million. Quarterly principal payments increased to $4.3 million beginning on March 31, 2019 with a balloon payment of $259.3 million due at maturity. The interest rate for the First Lien Facility adjusted every interest rate period, which could be one, two, three or six months in duration and was decided by the Company, or to the extent consented to by all appropriate Lenders, twelve months thereafter. Interest payment dates include the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeded three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum was 5.875% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. At December 31, 2020, the balance due was $289.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 1.00%. At December 31, 2019, the balance due was $306.0 million with an interest rate of 5.875% plus an Adjusted Eurocurrency Rate of 2.596%.

The Second Lien Facility required a balloon payment of $125.0 million due at maturity. The interest rate for the Second Lien Facility adjusted every interest rate period, which could have been one, two, three or six months in duration and was decided by the Company, or to the extent consented to by all appropriate Lenders, twelve months thereafter. Interest payment dates included the last day of each interest period and any maturity dates of the facility; however, if any interest period exceeded three months, the respective dates that fall every three months after the beginning of an interest period was also an interest payment date. For each interest period, the interest rate per annum was 10.0% plus the Adjusted Eurocurrency Rate which was defined as an amount equal to the Statutory Reserve Rate multiplied by the greatest of a) LIBOR, b) 0.00% per annum and c) solely with respect to the Initial Term Loans, 1.00% per annum. On December 19, 2019, the Second Lien Facility was paid off and closed. A loss on debt extinguishment was recognized related to the Second Lien Facility closing in the amount of $7.2 million in 2019 related to the write off of deferred financing costs and original issue discounts on the Second Lien Facility. At December 31, 2019 the balance due was zero.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The First and Second Lien Facilities were secured by substantially all the Company’s assets and contain financial covenants. As of December 31, 2020 and 2019, the Company was in compliance with all covenants.

The 2016 Credit Agreement included a mandatory prepayment within ten days after delivery of the annual audited financial statements commencing with the year ending December 31, 2016, in an amount equal to the Excess Cash Flow Percentage of Excess Cash Flow for such Fiscal Year, as defined in the agreement. There were no mandatory prepayments with respect to 2020 and 2019.

Revolving Credit Facility

The 2016 Credit Agreement also provided for unfunded revolver commitment (the “Revolving Credit Facility”) for borrowing up to $30.0 million and was to mature on June 9, 2022. Interest was due at adjustable interest rates ranging from 5.375% to 5.875% based on the First Lien Net Leverage Ratio plus an amount equal to the LIBOR. No amounts were outstanding under the revolving loan as of December 31, 2020 and 2019. The Revolving Credit Facility was retired on February 8, 2021.

As of December 31, 2020, there was approximately $29.3 million available capacity for borrowing under the Revolving Credit Facility due to $0.7 million of letters of credit outstanding (See Note 15).

Convertible Debentures

On December 19, 2019, the Company assumed 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility. At December 31, 2020 and 2019, the balance due under the Convertible Debentures, including in-kind and accrued interest, was $214.5 million and $200.0 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2020 and 2019 the Company was in compliance with all covenants.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Future principal payments, including in kind interest, are as follows (in thousands):

December 31,	Amount
2021	17,000
2022	272,000
2023	-
2024	277,287
Thereafter	-
Total	$566,287

The initial term loan borrowings related to the 2016 Credit Agreement were issued at an original issue discount of $11.9 million and $6.3 million for the First Lien Facility and Second Lien Facility, respectively. The Debentures were issued at an original discount of $13.7 million. The original issue discount is amortized using the effective yield method over the respective term of each facility or debenture. Accretion of the original issue discount totaled $3.7 million and $2.7 million during the years ended December 31, 2020 and 2019, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The Company incurred term loan facilities and revolver closing fees related to the 2016 Credit Agreement of $13.6 million. The term loan facilities and revolver closing fees were deferred on December 9, 2016, along with fees of $0.6 million related to the 2016 Credit Agreement and are amortized over their respective terms. The Company incurred closing fees related to the Debentures of $0.9 million which were deferred on December 19, 2019 and are amortized over the term of the debentures. Amortization of debt issuance costs totaled $1.6 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss. A loss on debt extinguishment was recognized related to the closing of the Second Lien Facility in the amount of $7.2 million for deferred financing costs and original issue discounts in 2019.

The future amortization of debt issuance costs and original issue discount related to the 2016 Credit Agreement, the Revolving Credit Facility and Convertible Debentures are as follows (in thousands):

December 31,	Amount
2021	$6,052
2022	6,453
2023	3,528
2024	3,961
Total	$19,994

In February 2021, the Company expensed $7.2 million of these debt issuance costs in connection with the retirement of the 2016 Credit Agreement.

Note 8 – Employee benefit plan

The Company’s 401(k) plan covers employees who are at least 21 years of age, have completed one year of employment and worked a minimum of 1,000 hours. Employees may elect to defer a percentage of their salary up to the maximum allowed under the Internal Revenue Service Code. During 2019, the Company made matching contributions to its 401(k) plan equal to 100% of the first 3% of salary deferred plus 50% of the next 2% of an employee’s contribution for a total maximum Company match of 4% of the salary deferred by the employee, subject to Internal Revenue Service Code limitations. Starting in January 2020, the Company discontinued matching contributions to the 401(k) plan. Contributions to the 401(k) plan were $0.3 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 9 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. As of December 31, 2020, 7,500,000 shares of Common Stock were reserved under the 2019 Plan, of which 1,948,815 shares of Common Stock remained available for issuance.

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

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2018	-
Granted	514,710	$9.90	10.0
Forfeited	-
Expired	-
Options outstanding, December 31, 2019	514,710	$9.90	10.0
Granted	4,137,750	8.49
Forfeited	(387,186)	8.85
Expired	(4,521)	8.85
Options outstanding, December 31, 2020	4,260,753	$8.46	9.0	$54
Options vested and exercisable, December 31, 2020	1,204,863	$8.20	9.0	$54
Options vested and expected to vest, December 31, 2020	4,260,753	$8.46	9.0	$54

The following table summarizes the Company’s stock option activity under the 2016 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options Outstanding, December 31, 2018	411,480	$100	8.3	$—
Granted	67,050	90
Forfeited	(32,860)	99
Expired	(8,640)	99
Cancelled	(437,030)	100
Options Outstanding, December 31, 2019	-			$—

(1)	Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

No stock options were exercised during the years ended December 31, 2020 and 2019.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2016 Plan		2019 Plan
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2020	Year Ended December 31, 2019
Total fair value of stock options granted	$-	$2,492	$9,241	$974
Total fair value of options vested	-	1,439	2,711	-

Time-based vesting stock options

Under the 2016 Plan, time-based vesting stock options vested over a five-year period, subject to graded vesting schedules, and expired ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $37.16 during the year ended December 31, 2019.

Under the 2016 Plan, for the year ended December 31, 2019, the Company recognized $2.3 million of stock-based compensation expense in connection with time-based stock options.

Under the 2019 Plan, time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $2.19, and $1.89 during the years ended December 31, 2020 and 2019, respectively.

Under the 2019 Plan, for the years ended December 31, 2020 and 2019, the Company recognized $3.4 million and $0.01 million of stock-based compensation expense in connection with time-based stock options, respectively. As of December 31, 2020 and 2019, there was $6.4 million and $1.0 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of three years, respectively.

Performance-based vesting stock options

Performance-based vesting stock options were issued under the 2016 Plan, which was terminated in December 2019, and generally vested upon the satisfaction of performance- and market-based criteria, based on the Principal Stockholders’ (as defined in the 2016 Plan) internal rate of return on their investment in the Company as measured following their sale of at least 70% of the Principal Stockholders total holdings in the Company, and expire ten years from the date of grant. The weighted-average fair value per share of performance-based vesting stock options granted by the Company was $37.16 during the year ended December 31, 2019.

Award Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during 2020 and 2019. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employees under both the 2019 Plan and the 2016 Plan:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected volatility	37.63 - 41.24%	36.92 - 37.70%
Expected term (in years)	6.0	6 - 6.5
Dividend yield	0%	0%
Risk free interest rate	0.30 - 1.43%	1.79 - 2.89%

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2020 and 2019, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock award activity

During the years ended December 31, 2020 and 2019, the Company granted to certain non-employee directors 136,956 and 7,223 stock awards, respectively. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and are not subject to any vesting conditions, and thus became issued and outstanding shares on the grant date. Accordingly, the Company recognized the grant-date fair value of the stock awards of $0.4 million and $0.7 million as stock-based compensation expense concurrent with the grant date of the awards during the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense

Stock-based compensation expense is included in the Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	December 31,
	2020	2019
Cost of revenues	$1,336	$573
General and administrative	1,198	1,161
Research and development	268	87
Sales and marketing	633	444
Total	$3,435	$2,265

Restricted stock units

Certain employees may be eligible to receive restricted stock unit (“RSU”) awards in the event of a change in control or IPO (as both terms are defined in the respective employment agreements) with a market value equal to the greater of (1) $3.5 million for two employees, or $4 million for the other referenced employee or (2) an amount determined using a formula-based model (as defined in the respective employment agreements), as of the date of such grants.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes the Company’s RSU activity under the 2019 Plan:

RSUs
Description	Outstanding
Outstanding at December 31, 2019	-
Granted	1,402,312
Forfeited	(111,880)
Expired	-
Outstanding at December 31, 2020	1,290,432

The Company determined that the achievement of the liquidity event was not probable and therefore no expense was recorded during the year ended December 31, 2020.

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

During 2019, the Company issued 172,350 shares of Common Stock in exchange for $1.7 million. There were no stock issuances during 2020.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the reverse merger transaction, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC are subject to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in our financial statements and continue to be subject to the additional lockup as of December 31, 2020.

Note 11 – Loss per share

Basic loss per common share (“EPS”) is calculated by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period. Due to the Company’s net loss for the years ended December 31, 2020 and 2019, all potential common stock equivalents were anti-dilutive.

The following table summarizes basic and diluted loss per share or the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Basic and diluted loss per share:
Net loss	$(49,926)	$(54,014)
Weighted average common shares outstanding - basic	42,529,017	42,529,017
Dilutive effect of potentially issuable shares	—	—
Weighted average common shares outstanding - diluted	42,529,017	42,529,017
Basic loss per share	$(1.17)	$(1.27)
Dilutive effect of potentially issuable shares	—	—
Diluted loss per share	$(1.17)	$(1.27)
Common share equivalents excluded due to anti-dilutive effect	3,788,388	—

Note 12 – Foreign currency

The Company had immaterial foreign currency losses that are reflected in “Other expense” on the Company’s Consolidated Statements of Comprehensive Loss for years December 31, 2020 and 2019. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party receivables and payables.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 13 – Income taxes

The components of income tax expense for the years ended December 31, 2020 and 2019 are presented below (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current
Federal	$(712)	$(37)
State	73	61
Foreign	729	447
Deferred
Federal	334	332
State	806	705
Foreign	(294)	(789)
Total income tax provision	$936	$719

The actual income tax expense amounts for the years ended December 31, 2020 and 2019 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 21% for 2020 and 2019 to the amounts of loss before income taxes as presented below (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Pre-tax book loss	$(48,990)	$(53,295)
Tax at Federal statutory rate of 21% in 2020 and 2019	(10,288)	(11,192)
State taxes	879	766
Stock based compensation	3	1,060
Foreign rate differential	(1,223)	(871)
Unrecognized tax benefit	549	-
Other adjustments	1,453	(1,707)
Valuation allowance	9,563	12,663
Total income tax provision	$936	$719

The domestic and foreign components of loss before income taxes from continuing operations for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Domestic	$(46,686)	$(52,438)
Foreign	(2,304)	(857)
Total	$(48,990)	$(53,295)

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The tax effects of temporary differences at December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net operating losses and other carryforwards	$42,859	$41,299
Interest expense carryforward	30,112	20,070
Property and equipment	2,448	2,221
Accrued expenses	512	82
Payroll tax deferral	1,089	-
Allowance for doubtful accounts	1,768	1,517
Stock-based compensation	878	—
Other	540	633
Deferred tax asset	80,206	65,822
Valuation allowance	(65,228)	(51,895)
Total deferred tax assets, net of valuation allowance	14,978	13,927
Intangible assets	(21,791)	(20,098)
Prepaid expenses	(107)	(73)
Other	(415)	(50)
Deferred tax liability	(22,313)	(20,221)
Net deferred tax liability	$(7,335)	$(6,294)

At December 31, 2020 and 2019, the Company had tax effected U.S. federal net operating loss carryforwards of approximately $32.1 million and $31.0 million, respectively, of which $7.8 million tax effected, begin to expire in 2024 but approximately $16.5 million, tax effected, begin to expire in 2035 and $7.8 million, tax effected, have no expiration. At December 31, 2020 and 2019, the Company had tax effected state net operating loss carryforwards of approximately $6.7 million and $6.5 million, respectively. The majority of the state tax losses will not begin expiring until 2035 or later. At December 31, 2020 and 2019, the Company also had U.S. tax credit carryforwards of approximately $0.9 million and $0.9 million, respectively. The tax credits will expire in 2021.

The tax effected foreign net operating loss at December 31, 2020 and 2019 is approximately $3.1 million and $2.9 million, respectively, the majority of which has an unlimited carryforward period.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2016. The Company is also subject to examination in various foreign jurisdictions. In material foreign jurisdictions, the statute of limitations ranges one – four years from the filing of a tax return.

The Company has not provided for U.S. income and foreign withholding taxes on approximately $13.5 million of certain foreign subsidiaries' undistributed earnings as of December 31, 2020, because such earnings have been retained and are intended to be indefinitely reinvested outside of the U.S. These earnings could become subject to additional tax, if they were remitted as dividends, loaned to the Company, or if the Company should sell its stock in these foreign subsidiaries.  However, it is not practicable to estimate the amount of taxes that would be payable for these earnings because such tax, if any, is dependent on circumstances existing if and when a taxable event occurs.

Valuation Allowance

As of December 31, 2020 and 2019, the Company had a valuation allowance of $65.2 million and $51.9 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2020 is primarily related to operating losses incurred during the year and the limitation on deductibility of interest expense. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized; the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations. The U.S. federal and foreign changes to valuation allowance of approximately $9.6 million is presented in the effective tax rate reconciliation as part of the valuation allowance. The U.S. state changes to valuation allowance of approximately $3.8 million is presented as part of the state taxes in the effective tax rate reconciliation as part of the unrecognized tax benefit.

A summary of the deferred tax asset valuation allowance is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning Balance	$51,895	$36,595
Additions	$14,149	$15,622
Reductions	(816)	(322)
Ending Balance	$65,228	$51,895

Uncertain Tax Positions

As of December 31, 2020 and 2019, the total amount of unrecognized tax benefits was $1.0 million and $0 million, respectively, that would favorably impact the Company’s effective income tax rate. However, due to the Company’s determination that the deferred tax asset would not more-likely-than-not be realized, a full valuation allowance was recorded, therefore, zero net impact resulted in the Company’s effective income tax rate. The Company’s uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts. The U.S. federal and foreign changes to uncertain tax positions of approximately $0.6 million is presented in the effective tax rate reconciliation as part of the unrecognized tax benefit. The U.S. state changes to uncertain tax positions of approximately $0.4 million is presented as part of the state taxes in the effective tax rate reconciliation as part of the unrecognized tax benefit.

A summary of the unrecognized tax benefits is as follows:

Year Ended December 31, 2020
Beginning Balance	$-
Additions	$1,002
Reductions	-
Ending Balance	$1,002

Note 14 – Severance and retention

In connection with the Company’s continued integration and realignment efforts following the 2016 acquisition of Kroll Ontrack, LLC, the Company recorded severance and retention expense of $2.5 million and $1.4 million during the years ended December 31, 2020 and 2019, comprised of employee severance and other employee-related costs

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

associated with a reduction in workforce of 39 and 33 employees for 2020 and 2019, respectively. Severance and retention expense are included in the Consolidated Statements of Comprehensive Loss as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Costs of revenues	$950	$301
General and administrative	469	567
Sales and marketing	1,076	516
Research and development	8	19
Total	$2,503	$1,403

The activity and balance of severance-related liabilities, which are recorded within Accounts payable and accrued expense in our Consolidated Balance Sheet, are as follows (in thousands):

Balance at December 31, 2018	$555
Payments	(1,600)
Expense	1,403
Balance at December 31, 2019	$358
Payments	(1,395)
Expense	2,503
Balance at December 31, 2020	$1,466

Note 15 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of December 31, 2020. The Company has three letters of credit totaling $0.7 million as additional security for lease guarantees related to leased properties.

Risks and Uncertainties

Impacts of COVID-19 pandemic on KLDiscovery’s Business

The potential impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. The Company has made modifications to employee travel, work locations, and cancellation of certain events, among other modifications. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 that ranges from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary reduction program through September 20, 2021 for the named executive officers and for management positions of or higher than Vice-Presidents. The Company also initiated limited furloughs for certain employees. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders. Primarily due to the impact of COVID-19, our revenues decreased by $22.5 million, or 7.2%, to $289.5 million for the year ended December 31, 2020 as compared to $312.1 million for the year ended December 31, 2019 as many clients delayed new litigation and court systems closed for a period of time and have been slow to reopen.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred payroll taxes due in 2020 to 2021 and 2022. The Company continues to analyze other aspects of the CARES Act as well as similar tax legislation in other countries we operate but does not believe they will have a meaningful impact to its results.

Note 16 – Related parties

On December 22, 2015, the Company entered into a consulting agreement with Carlyle Investment Management, LLC, an affiliate of Carlyle, for advisory, consulting and other services in relation to the strategic and financial management of the Company. For the year ended December 31, 2019, the Company recognized $1.0 million in management consulting fees, reflected within “General and administrative expenses” in the accompanying consolidated Statements of Comprehensive Loss. The consulting agreement was terminated on December 19, 2019.

As of December 31, 2020, $107.3 million including paid-in kind of the Company’s Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the years ended December 31, 2020 and December 31,2019, the Company recognized $12.1 million and $0.4 million in interest expense, respectively related to the amounts owned by the MGG Investment Group.

Note 17 – Subsequent events

The Company has evaluated subsequent events through the dates on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the below item for discussion.

2021 Credit Agreement

On February 8, 2021, the Company entered into a new secured credit agreement (the “2021 Credit Agreement”). Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million (the “Revolving Credit Loans”). The Delayed Draw Term Loans will be available to the Company at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans will bear interest, at the Company’s option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments, beginning on June 30, 2021.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 16, 2026 and or six months prior to maturity of our Debentures due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The obligations under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

In February 2021, a loss on debt extinguishment of $7.2 million was recognized in connection with the retirement of the 2016 Credit Agreement.

Stock and option awards

On February 16, 2021, the Company issued an additional 1.1 million time-based options and 0.3 million performance/market-based restricted stock units to its employees under the 2019 Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2020.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are listed below. Also set forth below are the biographies for all our current directors and executive officers. There are no family relationships among any of our directors or executive officers.

Name	Age (1)	Position
Christopher J. Weiler	58	Chief Executive Officer and Director
Dawn Wilson	54	Chief Financial Officer
Krystina Jones	37	Executive Vice President, Global LT Sales and Marketing
Donna Morea	66	Director (Chair)
Ian Fujiyama	48	Director
Kevin Griffin	44	Director
Jonathan Ledecky	63	Director
Evan Morgan	36	Director
Lawrence Prior III	65	Director
Arjun Shah	32	Director
Lauren Tanenbaum	33	Director
Richard Williams	60	Director

(1)	Ages are as of March 15, 2021.

Christopher J. Weiler co-founded KLDiscovery in 2005 and has served as its Chief Executive Officer and a director since such time. Prior to co-founding KLDiscovery, Mr. Weiler co-founded On-Site Sourcing, a litigation support and electronic discovery services company, in 1993 and served as its President and Chief Executive Officer until December 2004. From 1991 to 1992, Mr. Weiler worked for Pitney Bowes Management Services as a manager, and from 1985 to 1991, he served in the U.S. Navy as a surface warfare officer and as a Navy Senate Liaison Officer in Washington, D.C. Mr. Weiler received a B.S. in Political Science and Engineering from the U.S. Naval Academy. We believe that Mr. Weiler is qualified to serve as a member of our Board of Directors due to his knowledge of our company and his extensive experience in the electronic discovery services industry.

Dawn Wilson has been the Chief Financial Officer of KLDiscovery since September 2017. Ms. Wilson has over 20 years of experience in finance and accounting. After starting her career at Arthur Andersen in 1992, she has primarily been with public companies in the technology and services industry. Most recently, Ms. Wilson served as Vice President of Accounting of CoStar Group, the leading provider of commercial real estate information, analytics and online marketplaces, from July 2004 to August 2016. She received a Masters in Accounting from Virginia Polytechnic Institute and State University.

Krystina Jones joined KLDiscovery in 2006 in a sales role, where she was responsible for generating new business from Am Law 100 law firms and Fortune 500 corporations. During her tenure with KLDiscovery, Ms. Jones has consistently created opportunities, developed new clients and increased the company’s client base by delivering tailored solutions and service excellence. She is a top producing sales representative in the organization, focused on corporate accounts. Today, Ms. Jones is Executive Vice President, Global LT Sales & Marketing where she is responsible for KLDiscovery's global sales and marketing organizations for the Legal Technologies business. In this role, she is responsible for developing, implementing and executing a global sales & marketing strategy across the entire organization. Additionally, Ms. Jones is responsible for KLDiscovery's global sales operations teams who support the business development managers in delivering best-in-class service to their clients. She continues to maintain, and grow, her existing book of business. Ms. Jones has over a decade of experience in the industry at KLDiscovery, and has held a variety of leadership positions with the company throughout its eleven acquisitions and integrations. Ms. Jones holds a dual degree in Marketing Management from Virginia Polytechnic Institute and State University.

Donna S. Morea has been a member of the Board of Directors of KLDiscovery since March 2017 and she currently serves as the Chair of our Board of Directors. She is an Operating Executive of TCG focused on the technology and business services sectors.  She is a board member of NetHealth, Accelerate Learning and Unison. She also currently serves on the boards of directors of Truist Financial Corporation, and Inova Health Systems, and as the Chair of the Board of Science Applications International Corporation. From 2004 to 2011 she served President of CGI Technology and Solutions, Inc. (“CGI”) where she led CGI’s software and IT services in the US, Europe and Asia-Pacific, serving commercial and government clients. Prior to that, she served in numerous executive management roles at American Management Systems, which was acquired by CGI in 2004. Previously, she has served on the board of directors of CGI and as chair of the Northern Virginia Technology Council. Ms. Morea received a M.B.A., with distinction, in Finance from the Wharton School at the University of Pennsylvania and a B.A. with high honors from Wesleyan University. We believe that Ms. Morea is qualified to serve as a member of our Board of Directors due to her broad knowledge of the information technology industry and management experience.

Ian Fujiyama has been a member of the Board of Directors of KLDiscovery since March 2020. Mr. Fujiyama is a Managing Director for TCG, focusing on buyouts and strategic minority investments in the aerospace, defense and government services sectors. Since joining TCG in 1997, Mr. Fujiyama has led all of TCG’s recent investments in the Federal services sector, including Novetta, Booz Allen Hamilton and ARINC. Beginning in 1999, he spent two years in Hong Kong and Seoul working in TCG’s Asia Buyout fund, Carlyle Asia Partners, where he was a founding member of the team and helped lead TCG’s investment in KorAm Bank, TCG’s first investment in the financial services industry. Mr. Fujiyama was also involved in a number of successfully exited holdings, including ARINC, United Components, Inc, Lear Siegler Services, EG&G Technical Services and CPI. Prior to joining TCG, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp, with a focus on high yield and merchant banking transactions. Mr. Fujiyama received his B.S. in economics, summa cum laude, from The Wharton School of the University of Pennsylvania with a concentration in finance. Mr. Fujiyama has served on the boards of directors of ARINC, Booz Allen Hamilton, Dynamic Precision Group, CPI, Novetta and United Components. Additionally, Mr. Fujiyama served as the Chairman of TCG’s Diversity and Inclusion Committee. We believe that Mr. Fujiyama is qualified to serve as a member of our Board of Directors due to his knowledge of technology solutions and corporate finance experience.

Kevin Griffin served as a member of the Board of Directors of Pivotal Acquisition Corp. (“Pivotal”) since September 2018, and following KLDiscovery’s business combination with Pivotal (the “Business Combination”) on December 19, 2019 (the “Closing Date”), he has remained on the Board of Directors. Mr. Griffin has been designated as a director by Pivotal Spac Funding LLC, a managing member of Pivotal Acquisition Holdings LLC (the “Founder”), pursuant to our amended and restated certificate of incorporation. During Mr. Griffin’s 20-year career, Mr. Griffin has originated and invested over $4 billion across the capital structure of middle market businesses and has also sat on numerous boards of directors. Mr. Griffin founded MGG Investment Group (“MGG”) in October 2014 and has served as its Chief Executive Officer and Chief Investment Officer since such time. Prior to launching MGG, Mr. Griffin was a Managing Director with Highbridge Principal Strategies from January 2010 to June 2014, where he was a senior member of the Specialty Lending Platform and a Member of the Highbridge Credit Committee. Prior to this, Mr. Griffin was the Head of Private Investing for Octavian Funds, a hedge fund focused on global investing across debt and equity structures, from 2007 to 2009. From 2003 to 2007, Mr. Griffin was part of Fortress Investment Group (“Fortress”) in charge of originating and underwriting investment opportunities for the Drawbridge Special Opportunities Fund. Prior to Fortress, Mr. Griffin was an investor with one of the first publicly traded business development companies, American Capital, where he was involved in numerous equity buyout and subordinated debt investments. Mr. Griffin began his career with Houlihan Lokey, Howard & Zukin’s Investment Banking Division, focusing primarily on distressed M&A and financial restructurings. The M&A Advisor in May 2015 named Mr. Griffin a winner of its 40 Under 40 Emerging Leaders Award. The Hedge Fund Journal, in association with EY, in December 2016 named Mr. Griffin one of 50 “Tomorrow’s Titans.” Mr. Griffin received a B.S.B.A. in Finance from Georgetown University. We believe that Mr. Griffin is qualified to serve as a member of our Board of Directors due to his extensive business and operational experience and contacts.

Jonathan J. Ledecky has served as President and Chief Operating Officer of Northern Star Acquisition Corp. since September 2020 and served as its Chief Executive Officer from July 2020 until September 2020 and has served as the President and Chief Operating Officer of Northern Star Investment Corp. II since November 2020. He has also served as Chairman of the Board of Pivotal Investment Corp. III since October 2020. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since

March 1999. He was also the Chief Executive Officer and chairman of the board of directors of Pivotal II, a blank check company like our company that raised $230,000,000 in its initial public offering in July 2019 and consummated its initial business combination with XL, a leading provider of fleet electrification solutions for Class 2-6 commercial vehicles in North America, in December 2020. Mr. Ledecky has continued to serve on the board of directors of XL following the merger. Mr. Ledecky was also Chief Executive Officer and chairman of the board of directors of Pivotal I, a blank check company like our company that raised $230,000,000 in its initial public offering in February 2019. In December 2019, Pivotal I consummated its initial business combination with KLDiscovery, a provider of software and services that help protect corporations from a range of information governance, compliance and data issues. Mr. Ledecky has also served as President and a director of Newtown Lane Holdings, Incorporated, a blank check company, since October 2015. Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic and Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983. We believe that Mr. Ledecky is qualified to serve as a member of our Board of Directors due to his public company experience, business leadership, operational experience and contacts.

Evan B. Morgan has been a member of the Board of Directors of KLDiscovery since December 2015. Mr. Morgan has served as Manager of The Radcliff Companies (“Radcliff”), a New York-based private investment partnership, since July 2016. Radcliff invests across the capital structure seeking long-term compounding at high rates of return primarily in privately held consumer and services businesses. Mr. Morgan joined Revolution Growth (“RG”), where he was a Partner, in 2011. In 2016, when he joined Radcliff, Mr. Morgan transitioned to Special Partner status with RG. From 2009 to 2011, Mr. Morgan worked for TCG. Mr. Morgan currently serves on the boards of directors of Shorecal Limited and JetLinx Global. Mr. Morgan previously served as a member of board of directors of Pivotal from December 2018 until April 2019. Mr. Morgan is a member of the board of managers of Chrome Hearts Holdings (since 2017), Cross Country Mortgage LLC (since 2019) and a Board observer of Sweetgreen and Sportradar Mr. Morgan received a B.A. from the University of Pennsylvania. We believe that Mr. Morgan is qualified to serve as a member of our Board of Directors due to his knowledge of our business and industry.

Lawrence Prior III has been a member of the Board of Directors of KLDiscovery since March 2020. Mr. Prior is an Operating Executive for The Carlyle Group (“TCG”), focused on the aerospace, defense and government services sectors. He is based in Washington, DC and serves on the board of directors of Novetta and is the Chairman of the Board Two Six Technologies. Mr. Prior was most recently President and Chief Executive Officer of CSRA, Inc., which was acquired by General Dynamics. Previously, he was Executive Vice President and General Manager of CSC’s North American Public Sector business, providing next-generation technology solutions and mission services to the U.S. Department of Defense, Intelligence Community and FedCiv sectors.  Before joining CSC, Mr. Prior held executive leadership positions at BAE Systems Inc., ManTech International, SAIC, LightPointe

Communications, High Technology Solutions, the County of San Diego and TRW. Earlier in his career, Mr. Prior worked as a professional staff member on the House Permanent Select Committee on Intelligence and served as an Intelligence Officer in the U.S. Marine Corps. Mr. Prior earned his B.S. degree from Loyola Marymount University and an M.A. in security studies from the Edmund A. Walsh School of Foreign Service at Georgetown University. We believe that Mr. Prior is qualified to serve as a member of our Board of Directors due to his knowledge of technology solutions and corporate finance experience.

Arjun Shah has been a member of the Board of Directors of KLDiscovery since March 16, 2021. Mr. Shah is a Vice President with TCG focused on investment opportunities in the technology, media and telecom sectors. He is based in Washington, DC. Since joining Carlyle in 2017, Mr. Shah has been actively involved with TCG’s investments in ION Group, Workforce Logiq, and KLDiscovery. Prior to joining TCG, Mr. Shah was with Tinicum Incorporated and Blackstone, both in New York. Mr. Shah received his M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar. He graduated summa cum laude from the Jerome Fisher Program in Management & Technology at University of Pennsylvania, where he received a B.S. in economics from The Wharton School and a B.S. in engineering. We believe that Mr. Shah is qualified to serve as a member of our Board of Directors due to his knowledge of technology solutions and corporate finance experience.

Lauren Tanenbaum has been a member of the Board of Directors of KLDiscovery since February 2021. Ms. Tanenbaum is a Principal within the Global Capital Markets team at TCG. She provides financing guidance for TCG’s four U.S.-based private equity funds both at initial acquisition and on an ongoing portfolio basis. In her role in Capital Markets, Ms. Tanenbaum arranges a wide variety of financings ranging from large, broadly syndicated transactions to middle market private placements. Prior to joining TCG in 2018, Ms. Tanenbaum worked at J.P. Morgan from 2011 to 2018, most recently as a Vice President in Leveraged Finance. Additionally, she was an Investment Banker in the Public Finance department at Morgan Stanley from 2009 to 2011. Ms. Tanenbaum received a B.A. in History from the University of Pennsylvania. We believe that Ms. Tanenbaum is qualified to serve as a member of our Board of Directors due to her extensive corporate finance experience.

Richard J. Williams has been a member of the Board of Directors of KLDiscovery since February 2018. In 2004, Mr. Williams co-founded WestView Capital Partners (“WestView”), a private equity firm focused on growth-oriented companies, and he currently serves as its Manager Partner. WestView currently manages approximately $1.7 billion of capital. Prior to co-founding WestView, he was a Partner in Tudor Investment Corporation’s (“Tudor”) private equity group from 2000 to 2004. Prior to joining Tudor, Mr. Williams was a Managing Director of Triumph Capital Group, a Boston-based private equity firm which managed more than $800 million in capital. In these positions, Mr. Williams has been responsible for investments in the technology services, software, business services and healthcare sectors. Mr. Williams currently serves on the boards of directors of CloudWave Healthcare Solutions, Abacus Group, AccountabilIT, The Shelby Group and Health Monitor Network. Mr. Williams previously served on the boards of directors of numerous private and public companies, including Thorne Research and LDiscovery. Mr. Williams received a B.S. in Computer Science from Yale University and a M.B.A. from the Wharton School at the University of Pennsylvania. We believe that Mr. Williams is qualified to serve as a member of our Board of Directors due to his extensive experience with growth-oriented companies and other public companies.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors is currently comprised of ten members, classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. As Class B directors, each of Donna Morea, Jonathan J. Ledecky, Evan Morgan, and Lauren Tanenbaum will serve until the 2021 annual meeting; as Class C directors, each of Christopher J. Weiler, Ian Fujiyama, and Arjun Shah will serve until the 2022 annual meeting; and as Class A directors, each of Richard J. Williams, Kevin Griffin, and Lawrence Prior III will serve until the 2023 annual meeting, or in each case until their respective successors are duly elected and qualified.

Independence of Directors

As a result of our Common Stock being quoted on the OTC Pink Sheet Market, we will adhere to its rules in determining whether a director is independent. Our Board of Directors has consulted, and will consult, with its counsel to ensure that the determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The OTC Pink Sheet Market listing standards generally define an “independent director” as a person, other than an executive officer or employee of a company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his/her background, employment and affiliations, including family relationships, our Board of Directors has determined that Donna Morea, Jonathan Ledecky, Kevin Griffin, Ian Fujiyama, Evan Morgan, Lawrence Prior III, Richard Williams, Lauren Tanenbaum, and Arjun Shah do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is considered an independent director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chair of the Board of Directors roles is driven by our needs at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for us at any given time.

Our Board of Directors will oversee the risk management activities designed and implemented by our management. Our Board of Directors will execute its oversight responsibility both directly and through its committees. Our Board of Directors will also consider specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, is primarily responsible for managing the risks associated with operation and business of the Company and will provide appropriate updates to the Board of Directors and the Audit Committee. Our Board of Directors will delegate to the Audit Committee oversight of its risk management process, and our other committees will also consider risk as they perform their respective committee responsibilities. All committees will report to the Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise risk.

Meetings and Committees of the Board of Directors

Our Board of Directors held four meetings in 2020. We expect our directors to attend all board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each of our directors attended all of the meetings of the Board of Directors and meetings of committees of which he or she was a member. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are composed solely of independent directors.

Audit Committee Information

Lawrence Prior III (chairman), Evan Morgan, Kevin Griffin and Lauren Tanenbaum currently serve as members of our Audit Committee. Each member of the Audit Committee is financially literate. Mr. Darman previously qualified as an “audit committee financial expert” as defined in applicable SEC rules, however Mr. Darman resigned from our

Board of Directors on March 16, 2021. As a result, we will be reviewing our board members’ qualifications to identify a suitable audit committee financial expert. The Board has determined that each of the members of the Audit Committee is an “independent director,” as defined under the OTC Pink Sheet Market listing standards. Such Audit Committee members shall also be “financially literate.” “Financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The Audit Committee has a written charter, which is available on our Investor Relations website at https://investors.kldiscovery.com/files/doc_downloads/Audit-Committee-Charter.pdf.

The Audit Committee is responsible for:

•	meeting with our independent auditor regarding, among other issues, audits and the adequacy of our accounting and control systems;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our Audit Committee will be reviewed and approved by our Board of Directors, with the interested director or directors abstaining from such review and approval.

Our Audit Committee held four meetings in 2020. Each of our Audit Committee members attended these meetings of the Audit Committee.

Nominating and Corporate Governance Committee Information

Our Nominating and Corporate Governance Committee currently consists of Ian Fujiyama (chairman), Lawrence Prior III and Richard Williams. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others. The Nominating and Governance Committee has a written charter, which is available on our Investor Relations website at https://investors.kldiscovery.com/files/doc_downloads/Nominating-Committee-Charter.pdf.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which are specified in the Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated should:

•	have demonstrated notable or significant achievements in business, education or public service;
•

possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

Our Nominating and Corporate Governance Committee acted by unanimous written consent one time in 2020.

Compensation Committee Information

Our Compensation Committee currently consists of Donna Morea (chair) and Richard Williams. The Compensation Committee has a written charter, which is available on our Investor Relations website at https://investors.kldiscovery.com/files/doc_downloads/Compensation-Committee-Charter.pdf.

The Compensation Committee’s duties include, but are not limited to:

•

reviewing and approving the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, annually evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the compensation (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation and equity-based compensation plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving any employment agreements, severance arrangements and change in control agreements or provisions for our executive officers;
•	if required, producing a report on executive compensation to be included in our Annual Report on Form 10-K or annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the compensation for directors.

The Compensation Committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the SEC.

The Compensation Committee makes compensation decisions regarding all of our Named Executive Officers. Our Chief Executive Officer makes recommendations to the Compensation Committee to assist it in determining compensation levels for our other executive officers and reviews the performance of our other executive officers. While the Compensation Committee utilizes this information and values management’s observations with regard to compensation, the ultimate decisions regarding executive compensation are made by the Compensation Committee.

Additionally, the Compensation Committee may form and delegate any of its responsibilities to one or more subcommittees as it deems appropriate. Our Compensation Committee met seven times in 2020.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business.

We will provide, without charge, upon request, copies of our Code of Ethics. Requests for copies of the Code of Ethics should be sent in writing to KLDiscovery, 8201 Greensboro Dr., Suite 300, McLean, VA 22102. It is also available on our Investor Relations website at https://investors.kldiscovery.com/files/doc_downloads/Code_of_Ethics.PDF.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Stockholder and Interested Party Communications

We have adopted a Shareholder Communications Policy. Interested parties of the Company may communicate directly with the independent members of our Board of Directors and the chair of the Board of Directors about corporate governance, corporate strategy, board-related matters or other substantive matters that our company secretary and Chair of the Board of Directors consider to be important for the director(s) to know, by addressing any communications to the intended recipient by name or position in care of: Company Secretary, 8201 Greensboro Drive, Suite 300, McLean, VA 22102 or andrew.southam@kldiscovery.com.

2020 Director Compensation

Members of our Board of Directors who are not our employees are generally eligible to participate in a compensation program, which we refer to as the Non-Employee Director Compensation Program, under which a director is eligible to receive the following amounts as compensation for his or her services on our Board of Directors:

•

upon the director’s initial election or appointment to the Board of Directors that occurred after the Business Combination, a number of restricted stock units determined by dividing (A) $350,000 by (B) the closing price per share of common stock on the date of grant, rounded down to the nearest whole share;

•

if the director has served on our Board of Directors for at least six months as of the date of an annual meeting of stockholders and will continue serving as a non-employee director immediately after the Company’s annual meeting of stockholders, a number of restricted stock units determined by dividing (A) $175,000 by (B) the closing price per share of Common Stock on the date of grant, rounded down to the nearest whole share;

•	the chairman of our Board of Directors, an annual retainer fee of $75,000;
•	for other members of the Board of Directors, an annual retainer fee of $30,000; and
•	if the director serves on a committee of our Board of Directors, an additional annual fee as follows:
▪	chairman of the Audit Committee, $20,000;
▪	Audit Committee member other than the chairman, $10,000;
▪	chairman of the Compensation Committee, $14,000;
▪	Compensation Committee member other than the chairman, $7,000;
▪	chairman of the Nominating and Corporate Governance Committee, $7,500; and
▪	Nominating and Corporate Governance Committee member other than the chairman, $4,000.

However, for fiscal year 2020, Ian Fujiyama, William Darman and Richard Williams were not eligible to participate in the Non-Employee Director Compensation Program, and Evan Morgan was not eligible to receive an annual retainer fee under the Non-Employee Director Compensation Program, but was eligible to receive equity-based compensation under the Non-Employee Director Compensation Program. Effective as of June 17, 2020, our Non-Employee Director Compensation Program was amended to eliminate the additional $45,000 fee provided to our lead independent director and, instead, provide a $75,000 annual retainer fee for the chairman of our Board of Directors.

The restricted stock units granted upon a director’s initial election or appointment will vest as to one-third of the restricted stock units on each of the first three anniversaries of the date of grant, such that the award will be fully vested on the third anniversary of the date of grant, subject to continued service. The restricted stock units granted annually to directors will vest in a single installment on the day before the next annual meeting, subject to continued service. In addition, all unvested restricted stock units will vest in full upon the occurrence of a change in control, subject to continued service.

Director fees under the program will be payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our Board of Directors.

Each member of our Board of Directors is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and any committee of the Board of Directors on which he or she serves.

2020 Director Compensation Table

The table below shows all compensation to our non-employee directors for the year ended December 31, 2020.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Total ($)
Jonathan Ledecky	2020	30,000	149,347	179,347
Kevin Griffin	2020	40,000	149,347	189,347
Daniel Akerson (1)	2020	-	-	-
Donna Morea	2020	78,750	149,347	228,097
William Darman (2)	2020	-	-	-
Richard Williams	2020	-	-	-
Evan Morgan	2020	-	149,347	149,347
Lawrence Prior III (3)	2020	41,684	343,500	385,184
Ian Fujiyama (3)	2020	-	-	-

(1)	Mr. Akerson served as a director until January 21, 2020.
(2)	Mr. Darman served as a director until March 16, 2021.
(3)	Messrs. Prior and Fujiyama were appointed to our Board of Directors as of March 23, 2020.
(4)

Amounts reflect the full grant-date fair value of stock awards granted during 2020 computed in accordance with Accounting Standards Codification Topic 718, rather than the amounts paid to or realized by the named individual. For a description of the assumptions used in valuing these awards, see Note 9 to our audited consolidated financial statements included in this annual report.   The table below shows the number of stock awards held as of December 31, 2020 by each of our non-employee directors.  None of our directors held outstanding option awards as of such date:

Name	Stock Awards Outstanding as of December 31, 2020 (3)
Jonathan Ledecky	21,739
Kevin Griffin	21,739
Donna Morea	21,739
Evan Morgan	21,739
Lawrence Prior III	50,000

Item 11. Executive Compensation.

Our “Named Executive Officers” for the year ended December 31, 2020 are Christopher J. Weiler, our Chief Executive Officer, Dawn M. Wilson, our Chief Financial Officer, and Krystina L. Jones, our Executive Vice President, Global Legal Technologies Sales & Marketing (collectively, the “Named Executive Officers” or “NEOs”).

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The compensation reported in this discussion is not necessarily indicative of how our Named Executive Officers will be compensated in the future.

2020 Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2020 and December 31, 2019, for the Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (4)	Total ($)
Christopher J. Weiler	2020	372,692		-	274,800	-	-		13,196	660,688
Chief Executive Officer	2019	493,269		-	-	425,447	-		12,037	930,753
Dawn M. Wilson	2020	354,769			870,127	9,529	-		6,851	1,241,276
Chief Financial Officer	2019	355,769		240,000	-	1,063,599	-		7,461	1,666,829
Krystina L. Jones	2020	524,404	(1)	-	342,662	55,695	1,865,520	(3)	7,300	2,795,581
EVP, Global LT Sales &	2019	569,230		-	-	319,076	1,666,151		11,200	2,565,657
Marketing

(1)

The amount shown includes Ms. Jones’s base salary of $374,404, and irrecoverable draw of $150,000 earned pursuant to the KLDiscovery 2019 Americas Legal Technology Sales Commission Plan (the “2019 Commission Plan”), which is described below under the heading “—Sales Commission Plan.”

(2)

Amounts in this column reflect the estimated aggregate grant date fair value of stock awards and option awards granted computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used by the Company in calculating these amounts are included in Note 9 to our audited consolidated financial statements included in this Annual Report. With respect to the restricted stock units, the estimated per-share grant date fair value used to calculate the amounts shown was $6.87 per share, and the amounts shown assume the satisfaction of the relevant event-based vesting conditions.

(3)	Amount reflects commissions earned by Ms. Jones pursuant to the KrolLDiscovery Legal Technology Sales Commission Plan, as described below under the heading “—Sales Commission Plan.”
(4)	Consists of Company matching contribution payments pursuant to the Company’s 401(k) plan, Company paid insurance premiums and for Mr. Weiler, a wellness gift card of $800 in 2020.

Narrative to 2020 Summary Compensation Table

The primary elements of compensation for the Company’s Named Executive Officers were base salary, annual cash bonuses, awards of stock options, awards of RSUs and, for Ms. Jones, commissions and an irrevocable draw through our sales commission program. The Company’s Named Executive Officers are also eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, long-term care benefits, and short- and long-term life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Base Salaries

The Company’s Named Executive Officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

During 2020, the base salaries of the Company’s Named Executive Officers were modified multiple times as part of the company’s cost savings initiative in response to the COVID-19 pandemic, as described in the footnotes to the table below. In recognition for their willingness to agree to their base salary reductions and their contributions to the Company, Mses. Wilson and Jones received awards of stock options and RSUs with grant date fair values that were materially greater than the amount of their base salary reductions. These awards are described below under the heading “—Equity Compensation”.

The annual base salaries for our Named Executive Officers as of December 31, 2019 and December 31, 2020 were as follows:

Name	Annual Base Salary as of December 31, 2019 ($)	Annual Base Salary as of December 31, 2020 ($)
Christopher J. Weiler (1)	490,000	300,000
Dawn Wilson (2)	400,000	320,000
Krystina Jones (3)	575,000	490,000

(1)

Effective February 24, 2020, Mr. Weiler’s annual base salary was reduced to $400,000. Effective April 21, 2020, Mr. Weiler’s annual base salary was reduced to $350,000. Effective August 1, 2020, Mr. Weiler’s annual base salary was reduced to $300,000 until December 31, 2020, and he also agreed to forgo one week’s salary in August 2020. On December 22, 2020, Mr. Weiler agreed that his annual base salary would continue to be $300,000 until September 30, 2021.

(2)

Effective April 23, 2020, Ms. Wilson’s annual base salary was reduced to $320,000. On July 31, 2020, Ms. Wilson agreed that her annual base salary would continue to be $320,000 until December 31, 2020, and she also agreed to forgo one week’s salary in August 2020. On December 22, 2020, Ms. Wilson agreed that her annual base salary would continue to be $320,000 until September 30, 2021.

(3)

Amounts include the $150,000 annual irrecoverable draw payable to Ms. Jones pursuant to the KrolLDiscovery 2018 Legal Technology Sales Commission Plan and the 2019 Commission Plan, as further described below under the heading “—Sales Commission Plan.” Effective April 23, 2020, Ms. Jones’s annual base salary was reduced to $460,000 and she agreed to forgo certain sales commissions amounting to $113,192. Effective August 1, 2020, Ms. Jones’s annual base salary was increased to $490,000, but she also agreed to forgo one week’s salary in August 2020. On December 22, 2020, Ms. Jones agreed that her annual base salary would continue to be $490,000 until September 30, 2021.

Annual Cash Bonuses

In addition to base salaries, Mr. Weiler and Ms. Wilson are eligible to participate in the KLDiscovery Inc. Corporate Annual Bonus Plan (the “Annual Bonus Plan”). The Annual Bonus Plan is designed to motivate our employees to achieve corporate goals and to reward our employees for their contributions towards achievement of these goals. Our Board of Directors annually approves the Company’s annual budget, which includes a discretionary bonus pool for granting awards under the Annual Bonus Plan. The extent to which the bonus pool is funded is based on the Company’s achievement of certain adjusted EBITDA goals during the plan year. After the year is completed, certain of our senior executives grant eligible employees bonuses from the bonus pool based on each employee’s role, seniority, and annual cash bonus target.

For 2020, the financial goals related generally to the achievement of adjusted EBITDA goals. The target ETBIDA level was $82.4 million for 2020, and the aggregate bonus pool under the Annual Bonus Plan could range between $1 million and $5 million. Disclosure for how adjusted EBITDA is calculated is calculated from our audited financial statements is provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–– Key Components of our Results Of Operations–– Adjusted EBITDA.”

Mr. Weiler and Ms. Wilson’s 2020 annual cash bonus targets, expressed as a percentage of base salary, were 75% and 60%, respectively. Based on the Company’s performance during 2020, it was determined that no bonuses were to be paid to Mr. Weiler or Ms. Wilson for 2020 under the Annual Bonus Plan, as noted in the “2020 Summary Compensation Table” above.

Sales Commission Plan

Ms. Jones is eligible to earn sales commissions pursuant to the 2019 Commission Plan (together with the addendums thereunder). Under the 2019 Commission Plan, Ms. Jones is eligible to earn an annual irrevocable draw of $150,000, payable in equal monthly installments as well as additional, monthly commission that is based on invoiced revenue multiplied by specified commission rates, payable in arrears to the extent that they exceed her monthly draw. Ms. Jones’s annual irrevocable draw has not been reduced during the COVID-19 pandemic, but, on April 23, 2020, Ms. Jones agreed to forgo $113,192 in monthly commission payments.

Equity Compensation

We have granted equity awards pursuant to the KLDiscovery Inc. 2019 Incentive Award Plan (the “2019 Plan”) to our eligible employees, including our Named Executive Officers. We have historically offered stock options and RSUs as the long-term incentive component of our compensation program. The Company’s stock options generally allow employees, including our Named Executive Officers, to purchase shares of our Common Stock at a price equal to the fair market value of our Common Stock on the date of grant, as determined by the Board of Directors. The Company’s RSUs represent a contractual right to receive one share of our Common Stock for each RSU upon the settlement date, subject to certain vesting conditions.

Generally, stock options and RSUs granted under the 2019 Plan have vesting schedules that are designed to encourage continued employment. Stock options granted to our NEOs generally vest over a three-year period, subject to continued employment and generally expire ten years from the date of grant. In the event of a change in control of the Company (a “Change in Control”), the option tranche that was scheduled on the applicable vesting date immediately following the Change in Control will immediately vest, and the remainder of the option will vest in each of the subsequent anniversaries of the Change in Control.  We refer to this option vesting schedule herein as the “Standard Option Vesting Schedule.”

RSUs granted to our NEOs generally vest according to the following vesting schedule (subject to continued employment), which we refer to herein as the “Standard RSU Vesting Schedule”:

•

if a Change in Control occurs prior to the listing of our Common Stock on a nationally recognized stock exchange (an “IPO”), a portion of the RSUs will vest upon the Change in Control and the remainder will vest in up to three annual installments thereafter unless the Change in Control occurs after the third anniversary of a specified vesting commencement date, in which case the RSUs will become fully vested upon the Change in Control; and

•

if an IPO occurs before a Change in Control, a portion of the RSUs will vest upon the IPO (unless the IPO occurs before the first anniversary of a specified vesting commencement date), with the remainder vesting in three annual installments on the first three anniversaries of the specified vesting commencement date, and with additional accelerated vesting upon a subsequent Change in Control of the excess, if any, of 50% of the total number of RSUs over the amount of RSUs then vested.

From time to time, our Board of Directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees.

In 2019, Mr. Weiler received an award of 121,110 stock options, but on August 6, 2020, he voluntarily forfeited all 121,110 such stock options. In 2020, Mr. Weiler received an award of 40,000 RSUs, but on April 23, 2020, he voluntarily forfeited all 40,000 RSUs.

In 2019 and 2020, Ms. Wilson received awards of 302,770 and 5,015 stock options, respectively. In addition, in 2020, Ms. Wilson received an award of 126,656 RSUs. On April 23, 2020, Ms. Wilson voluntarily forfeited 6,667 RSUs. The outstanding stock options and RSUs vest based on the Company’s Standard Option Vesting Schedule and Standard RSU Vesting Schedule described above.

In 2019 and 2020, Ms. Jones received awards of 90,830 and 29,913 stock options, respectively. In addition, in 2020, Ms. Jones received an award of 49,878 RSUs. On April 23, 2020, Ms. Jones voluntarily forfeited 6,667 RSUs, and on May 5, 2020, Ms. Jones voluntarily forfeited 6,000 stock options and 3,000 RSUs. The outstanding stock options and RSUs vest based on the Company’s Standard Option Vesting Schedule and Standard RSU Vesting Schedule described above.

During 2020, Mr. Weiler, Ms. Wilson and Ms. Jones all agreed to these forfeitures in order to facilitate the grant of equity awards to other key employees.

Executive Employment Arrangements

The Company has entered into employment and severance arrangements with each of the Named Executive Officers. The material terms and conditions of these arrangements are described below.

Christopher J. Weiler

Mr. Weiler is party to an employment agreement, dated September 30, 2011, and which has been subsequently amended, pursuant to which he serves as the Chief Executive Officer of the Company. The current term of the employment agreement will expire on September 30, 2023, subject to automatic one-year renewals unless either party gives written notice of non-renewal at least ninety days prior to the then-scheduled expiration of the term. Pursuant to his employment agreement, Mr. Weiler is entitled to an annual base salary, and is eligible to participate in an incentive program established by the Board under which Mr. Weiler may earn a bonus based on achievement of performance metrics as determined by the Board.

Mr. Weiler has also agreed to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or customers during his employment and for one year following termination of his employment.

In the event that Mr. Weiler’s employment is terminated either by the Company without cause (as defined in his employment agreement) or by Mr. Weiler for good reason (as defined in his employment agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described above, Mr. Weiler would be entitled to receive (i) an amount in cash equal to the sum of (A) his base salary and (B) a pro-rated bonus for the year in which his termination occurs and (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months. In the event that Mr. Weiler’s employment is terminated either by the Company without cause or by Mr. Weiler for good reason, in either case, within three months prior to or twelve months following a change in control, then in lieu of the severance benefits described above, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described above, Mr. Weiler would be entitled to receive (i) an amount in cash equal to 1.5 times the sum of (A) his base salary plus (B) his target annual bonus for the year of termination, (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months and (iii) accelerated vesting of all unvested equity or equity-based awards held by him that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Dawn M. Wilson and Krystina L. Jones

The Company entered into an offer letter agreement with Ms. Wilson pursuant to which she serves as the Chief Financial Officer of the Company. Pursuant to her offer letter, Ms. Wilson is entitled to an annual base salary and is eligible to earn a discretionary bonus currently targeted at 60% of her annual base salary based on the achievement of key performance objectives and company performance.

Ms. Jones is party to an offer letter agreement pursuant to which Ms. Jones has been employed by the Company. Pursuant to her offer letter, Ms. Jones is entitled to an annual base salary, an irrevocable draw of $150,000, and is eligible to receive monthly commissions under the Company’s current commission plan.

The Company has entered into restrictive covenant agreements with each of Mses. Wilson and Jones pursuant to which they agree to refrain from disclosing our confidential information during or at any time following their employment with us and from competing with us or soliciting our employees or customers during their employment and for one year following termination of their employment.

The Company also entered into executive severance agreements with each of Mses. Wilson and Jones. Under these severance agreements, which became effective on June 17, 2020, in the event that Ms. Wilson or Ms. Jones’s employment is terminated by the Company without cause (as defined in the severance agreements) or by Ms. Wilson or Ms. Jones for good reason (as defined in the severance agreements), subject to her execution and non-revocation of a general release of claims, Ms. Wilson or Ms. Jones, as applicable, would be entitled to receive (i) an amount in cash equal to the sum of (A) 50% of her base salary (without regard to the base salary reductions described above under the heading “—Base Salaries”), (B) a pro-rated bonus for the year in which her termination occurs, and (C) for Ms. Jones, an amount equal to six months of her average monthly sales commissions over the prior three year period and (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 6 months. In the event that Ms. Wilson’s or Ms. Jones’s employment is terminated either by the Company without cause or by Ms. Wilson or Ms. Jones, as applicable, for good reason, in either case, within three months prior to or twelve months following a change in control, then in lieu of the severance benefits described above, subject to her execution and non-revocation of a general release of claims and continued compliance with her restrictive covenant obligations, as described above, Ms. Wilson or Ms. Jones, as applicable, would be entitled to receive (i) an amount in cash equal to the sum of (A) her base salary plus (B) her target annual bonus for the year of termination and (C) for Ms. Jones, an amount equal to twelve months of her average monthly sales commissions over the prior three year period, (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months and (iii) accelerated vesting of all unvested equity or equity-based awards held by her that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2020.

			Option Awards				Stock Awards
Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (2)	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Christopher J. Weiler		(1)	—	—	—	—	—	—
Chief Executive Officer			—	—	—	—	—	—

Dawn M. Wilson	4/21/2020		—	5,015	$9.95	4/20/2030	1,656	$13,331
Chief Financial Officer	2/17/2020		—	—	—	—	118,333	$952,581
	12/19/2019		100,923	201,847	$9.90	12/18/2029	—	—

Krystina L. Jones	4/21/2020		—	23,913	$9.95	4/20/2030	6,878	$55,367.90
EVP, Global LT Sales &	2/17/2020		—	—	—	—	33,333	$268,330.65
Marketing	12/19/2019		30,276	60,534	$9.90	12/18/2029	—	—

(1)	As of December 31, 2020, Mr. Weiler held no stock options or RSUs due to the voluntary forfeiture of his equity awards, as described above under the heading entitled “—Equity Compensation”.
(2)	The option vests in accordance with the Standard Option Vesting Schedule, as described above under the heading entitled “—Equity Compensation”.
(3)	The RSUs vest in accordance with the Standard RSU Vesting Schedule described above under the heading “—Equity Compensation”.
(4)	The amounts shown were determined based on the per share closing market price of our Common Stock on December 31, 2020, which was $8.05.

Retirement, Health, Welfare and Additional Benefits

Our Named Executive Officers are eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits and life insurance, to the same extent as its other full-time employees, subject to the terms and eligibility requirements of those plans. We also sponsor a 401(k) defined contribution plan in which our Named Executive Officers may participate, subject to limits imposed by the Internal Revenue Code of 1986, as amended, to the same extent as all of our other full-time employees. The plan allows for us to make discretionary employer matching contributions equal to 100% of the first 3% and 50% of the next 2% of a participant’s deferral. We did not make any employer matching contributions in 2020. These matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers, in accordance with our compensation policies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 4, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock (based on our review of filings with the SEC);
•	each of our executive officers and directors; and
•	all of our executive officers and directors as a group.

Unless otherwise noted, the amount of beneficial ownership for each individual or entity includes (i) shares of Common Stock issuable upon exercise of the Warrants, (ii) shares of Common Stock issuable upon conversion of the Debentures, as the Debentures are convertible by the holders thereof at any time at a price of $18 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions), and (iii) shares of Common Stock that may be issuable to certain of our stockholders if the reported closing sale price of our Common Stock equals or exceeds $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the five-year period following the closing of the Business Combination (the “Contingent Shares”), as such conditions may occur within 60 days. The number of shares and percentages of beneficial ownership set forth below are based on 42,533,482 shares of our Common Stock issued and outstanding as of March 4, 2021, which does not include any shares issuable upon exercise of Warrants or conversion of Debentures or any Contingent Shares. To our knowledge, except as noted below, no person or entity is the beneficial owner of more than 5% of the voting power of the Company's voting securities.

Beneficial ownership is determined under SEC rules and regulations and generally includes voting or investment power over securities. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Directors and Executive Officers (1)
Jonathan J. Ledecky (2)	9,655,889	20.5%
Kevin Griffin (2)(3)	15,865,326	29.9%
Evan Morgan (4)	40,228	*
Richard J. Williams (5)	1,607,823	3.8%
Donna Morea (6)	55,806	*
Christopher J. Weiler (7)	1,588,803	3.7%
Dawn Wilson (8)	100,923	*
Krystina Jones (9)	165,250	*
Arjun Shah	—	—
Lawrence Prior III	16,667	*
Ian Fujiyama	—	—
Lauren Tanenbaum	—	—
All executive officers and directors as a group (12 individuals)	29,096,715	50.1%

Five Percent Holders
Pivotal Acquisition Holdings LLC (2)	9,655,889	20.5%
The Carlyle Group Inc. (10)	21,250,970	48.5%
OTPP (11)	7,416,079	15.3%
MGG (12)	5,805,556	12.1%
Revolution (13)	4,098,642	9.6%
Linden Capital L.P. (14)	3,164,907	6.9%

*	Denotes less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o KLDiscovery Inc., 8201 Greensboro Dr., Suite 300, McLean, Virginia 22102.
(2)

Represents shares held by the Founder, of which each of Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky, and Pivotal Spac Funding LLC, an affiliate of Mr. Griffin, is a managing member. Includes 4,585,281 shares of Common Stock that may be acquired upon the exercise of Private Warrants held by the Founder. The business address of the Founder is c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174.

(3)

Includes (i) 250,000 shares of Common Stock held of record and (ii) 5,959,437 shares of Common Stock that may be acquired upon conversion of Debentures held by investment funds affiliated with MGG, which are controlled by Mr. Griffin, the Chief Executive Officer of MGG, and Gregory Racz, the President and Chief Legal Officer of MGG. Each of Mr. Griffin and Mr. Racz disclaims beneficial ownership of the securities held by the investment funds affiliated with MGG.

(4)

Includes (i) 4,984 shares of Common Stock held by Conifer Partners, (ii) 315 Contingent Shares that may be issuable to Conifer Partners, (iii) 32,852 shares of Common Stock held by Radcliff Principal Holdings LLC and (iv) 2,077 Contingent Shares that may be issuable to Radcliff Principal Holdings LLC. Mr. Morgan has, or, in the case of the Contingent Shares, will have, voting and dispositive control over such shares of Common Stock and Contingent Shares.

(5)

Includes (i) 1,512,223 shares of Common Stock held by WestView and (ii) 95,600 Contingent Shares that may be issuable to WestView. Mr. Williams is a co-managing partner of this entity and has, or, in the case of the Contingent Shares, will have, voting and dispositive control over such shares of Common Stock and Contingent Shares.

(6)	Includes 52,488 shares of Common Stock held by Ms. Morea and 3,318 Contingent Shares that may be issuable to Ms. Morea.
(7)	Includes 1,455,090 shares of Common Stock held by Mr. Weiler and 133,713 Contingent Shares that may be issuable to Mr. Weiler.
(8)	Includes 100,923 vested options that may be issuable to Ms. Wilson.
(9)	Includes 126,949 shares of Common Stock held by Ms. Jones, 8,025 Contingent Shares, and 30,276 vested options that may be issuable to Ms. Jones.
(10)

Includes (i) 18,261,123 shares of Common Stock held of record by CEOF II DE I AIV, L.P., (ii) 1,154,439 Contingent Shares that may be issuable to CEOF II DE I AIV, L.P., (iii) 1,658,789 shares of Common Stock held of record by CEOF II Coinvestment (DE), L.P., (iv) 104,866 Contingent Shares that may be issuable to CEOF II Coinvestment (DE), L.P., (v) 76,892 shares of Common Stock held of record by CEOF II Coinvestment B (DE), L.P. (together with CEOF II DE I AIV, L.P. and CEOF II Coinvestment (DE), L.P., the “CEOF Funds”) and (vi) 4,861 Contingent Shares that may be issuable to CEOF II Coinvestment B (DE), L.P. Carlyle Group Management L.L.C. holds an irrevocable proxy to vote a majority of the shares of The Carlyle Group Inc., which is a publicly traded entity listed on NASDAQ. The Carlyle Group Inc. is the sole shareholder of Carlyle Holdings I GP Inc., which is the managing member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities reported herein, is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the general partner of TC Group Sub L.P., which is the sole member of CEOF II DE GP AIV, L.L.C., which is the general partner CEOF II DE AIV GP, L.P., which is the general partner of each of the CEOF Funds. Accordingly, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by, or that may be issuable to, the CEOF Funds. The address of each of the persons or entities named in this footnote is c/o The Carlyle Group, 1001 Pennsylvania Ave. NW, Suite 220 South, Washington, D.C. 20004-2505.

(11)

According to a Schedule 13D filed with the SEC on December 30, 2019, includes (i) 1,478,379 shares of Common Stock held of record directly by 1397225 Ontario Limited (“1397225”), a wholly owned subsidiary of Ontario Teachers’ Pension Plan Board (“OTPP” and, together with 1397225, the “OTPP Entities”), (ii) 1,411,775 shares of Common Stock that may be acquired upon the exercise of Debenture Holder Warrants held directly by 1397225 and (iii) 4,525,925 shares of Common Stock that may be acquired upon conversion of Debentures held directly by 1397225. The President and Chief Executive Officer of OTPP has delegated to each of Mr. Christopher Witkowski and Mr. Michael Merkoulovitch the authority to implement disposition decisions with respect to the shares of Common Stock that are held by or may be acquired by 1397225; however, approval of such decisions is made by senior personnel within the capital markets group of OTPP in accordance with internal portfolio guidelines. Voting decisions are made by personnel within the public equities group of OTPP in accordance with internal proxy voting guidelines. As such, each of Messrs. Witkowski and Merkoulovitch expressly disclaims beneficial ownership of the shares of Common Stock that are held by or may be acquired by 1397225. The business address of the OTPP Entities is 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(12)

According to a Schedule 13D filed with the SEC on December 23, 2019, includes (i) 250,000 shares of Common Stock and (ii) 5,555,556 shares of Common Stock that may be acquired upon conversion of Debentures held of record by certain investment funds and/or accounts (collectively, the “MGG Funds”). MGG Investment Group LP (“MGG”) is the investment advisor to the MGG Funds. Mr. Griffin is the Chief Executive Officer of MGG, and Mr. Racz is the President and Chief Legal Officer of MGG. Mr. Griffin and Mr. Racz each disclaim beneficial ownership of the securities held by the MGG Funds. The business address of the MGG Funds is One Penn Plaza, New York, New York 10119.

(13)

According to a Schedule 13G filed with the SEC on February 3, 2020, includes 4,098,642 shares of Common Stock held of record by Revolution Growth III, LP and does not include 259,110 Contingent Shares that may be issuable to Revolution Growth III, LP. Steven J. Murray is the operating manager of Revolution Growth UGP III, LLC, the general partner of Revolution Growth GP III, LP, which is the general partner of Revolution Growth III, LP. Revolution Growth UGP III, LLC, Revolution Growth GP III, LP and Mr. Murray may be deemed to have voting and dispositive power with respect to these shares of Common Stock and Contingent Shares. The business address for each of the above individuals and entities is 1717 Rhode Island Avenue, NW, 10th Floor, Washington, D.C. 20036.

(14)

According to a Schedule 13G filed with the SEC on February 4, 2021, includes (i) 2,823,924 shares of Common Stock that may be acquired upon the exercise of Public Warrants held of record by Linden Capital L.P. (“Linden Capital”) and (ii) 340,983 shares of Common Stock that may be acquired upon the exercise of Public Warrants held of record by separately managed accounts (collectively, the “Managed Accounts”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisors of the Managed Accounts. Siu Min Wong is the principal owner and controlling person of Linden GP and Linden Advisors. In such capacities, Linden GP may be deemed to beneficially own the shares held of record by Linden Capital, and each of Linden Advisors and Mr. Wong may be deemed to beneficially own the shares held of record by each of Linden Capital and the Managed Accounts. The business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b) has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 5% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related Person Transactions

In August 2018, we issued 5,570,000 shares of Class B common stock to the Founder for $25,000 in cash, at a purchase price of approximately $0.004 per share, in connection with our organization (the “founder shares”). The Founder transferred 50,000 founder shares to each independent director in December 2018 and transferred 100,000 founder shares to Pivotal’s chief financial officer in December 2018, in each case at the same per-share purchase price paid by the Founder.

The founder shares were designated as Class B common stock and were automatically converted into shares of our single class of Common Stock on the first business day following the consummation of the Business Combination on a one-for-one basis, subject to adjustment. Notwithstanding the foregoing, this provision was not triggered in connection with the Business Combination.

The Founder and our officers and directors purchased an aggregate of 6,350,000 private warrants (for a total purchase price of $6,350,000) from us on a private placement basis simultaneously with the consummation of our initial public offering (“IPO”) (the “Private Warrants”). The Private Warrants are identical to the 23,000,000 warrants exercisable for Common Stock included in the units issued in our IPO (the “Public Warrants”) except that the Private Warrants: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in the prospectus for our IPO, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants included in the units sold in our IPO. The initial purchasers of the Private Warrants have agreed not to transfer, assign or sell any of the Private Warrants, including the Common Stock issuable upon exercise of the Private Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination. In connection with the Business Combination, the Founder forfeited 1,764,719 Private Warrants.

Other than as described above, no compensation of any kind was paid by us to our Founder, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Pivotal Spac Funding LLC, a managing member of the Founder, agreed in connection with our IPO, pursuant to the Forward Purchase Contract, to purchase, in a private placement to occur concurrently with the consummation of our initial business combination, and under certain conditions, up to $150,000,000 of our securities.

Securities Purchase Agreement

On December 16, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ontario Teachers’ Pension Plan, another large global financial institution and affiliates of MGG, an affiliate of Kevin Griffin (the “Purchasers”). Pursuant to the Purchase Agreement, on the Closing Date, we sold to the Purchasers an aggregate of $200 million convertible debentures in a private placement (the “Debentures”). The Debentures have a term of 5 years and will be repayable at any time prior to maturity without any prepayment penalty. However, in the event we elect to pre-pay the Debentures, the holders will have a right to purchase Common Stock from us in an amount commensurate in value to the pre-payment at a price of $18 per share, subject to adjustment (the “conversion price”). Additionally, the holders will have the option to convert the Debentures into shares of our Common Stock at the conversion price at any time. The Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased. The Debentures will bear interest at an annual rate of 4.00% in cash and 4.00% in kind, payable quarterly on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, Pivotal will add to the principal amount (subject to reduction for any principal amount repaid) of the Debentures an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (the “Additional Payment”). The Additional Payment will accrue from the last payment date for the Additional Payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption. In connection with the issuance of the Debentures, certain of the Purchasers also purchased from us on the Closing Date an aggregate of 2,097,974 shares of our Common Stock and 1,764,719 warrants sold to the Debenture holders in a private placement that closed simultaneously with the consummation of the Business Combination (“Debenture Holder Warrants”) for the aggregate price of approximately $1.77 million.

As of December 31, 2020, $107.3 million, including payment-in kind interest, of our Debentures are held by affiliates of MGG. For the years ended December 31, 2020 and December 31,2019, we recognized $12.1 million and $0.4 million in interest expense, respectively, related to the amounts held by affiliates of MGG.

Stockholders’ Agreement

In connection with the closing of the Business Combination, we entered into a Stockholders’ Agreement(as amended on March 25, 2020 and further amended on February 2, 2021) with affiliates of TCG and RG, pursuant to which the holders of a majority of the shares of our Common Stock held by such TCG affiliates and RG have the right to designate up to six directors (or such other number as permitted pursuant to the terms of the Stockholders’ Agreement) for election to our board of directors for so long as such TCG affiliates and RG maintain collective ownership of a certain percentage interest in us.

Founder Lockup Agreement

On the Closing Date, in connection with the consummation of the Business Combination, 550,000 shares of our Common Stock held by the Founder became subject to an additional lockup that will be released only if the last reported sale price of the Common Stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of our Common Stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to us for no consideration.

Registration Rights Agreement

In connection with the consummation with the Business Combination, we entered into a Registration Rights Agreement with the pre-Business Combination stockholders (the “LD Topco Stockholders”) of LD Topco Inc. (“LD Topco”) , the Founder, and the other holders of our Class B common stock that were issued prior to our IPO (which were converted upon consummation of the Business Combination into our single class of Common Stock on a one-for-one basis). Pursuant to the Registration Rights Agreement, the LD Topco Stockholders, the Founder and the other holders of founder shares were granted certain rights to have registered, in certain circumstances, the resale under the Securities Act of 1933, as amended (the “Securities Act”), of our securities held by such holders, subject to certain conditions set forth therein.

Indemnification of Directors and Officers

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements, together with our amended and restated bylaws, provide that we will jointly and severally indemnify each indemnitee to the fullest extent permitted by the Delaware general corporation law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding that arises by reason of their status or service as executive officers or directors. Additionally, we agreed to advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith.

Consulting Services Agreement

On December 22, 2015, LDisc Holdings, LLC (“LDisc”), an indirect subsidiary of LD Topco, entered into a consulting services agreement (the “Consulting Services Agreement”) with Carlyle Investment Management (“CIM”), an affiliate of TCG, in connection with the acquisition of LDisc by an affiliate of CIM. In exchange for providing LDisc and its subsidiaries with certain ongoing strategic and financial advisory and consulting services pursuant to the Consulting Services Agreement, CIM was entitled to a quarterly fee, determined each calendar quarter, equal in the aggregate to the greater of (i) 0.5% of the trailing 12-month consolidated EBITDA of LDisc and its subsidiaries and (ii) $250,000. The Consulting Services Agreement was terminated in connection with the Business Combination and $3.25 million of unpaid amounts thereunder as of the consummation of the Business Combination were paid to CIM. Further, under the Consulting Services Agreement, CIM was entitled to additional fees and compensation agreed upon by the parties for any other services provided by CIM to LDisc from time to time. CIM did not provide any additional services under the Consulting Services Agreement beyond the advisory and consulting services for the year ended December 31, 2019. The Consulting Services Agreement provided that LDisc would indemnify CIM against any claims arising out of or in connection with its performance under the Consulting Services Agreement and would reimburse CIM for its reasonable out-of-pocket expenses incurred in connection with its performance of the services provided under the Consulting Services Agreement.

Transactions with portfolio companies of funds affiliated with TCG

From time to time, we may make sales to and purchases from companies that are affiliated with TCG. Such transactions have been entered into in the ordinary course of business and are not considered material.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees and expenses billed to us by Ernst & Young LLP (“EY”), our independent registered public accounting firms for fiscal years 2019 and 2020:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2020

Audit Fees (1)	$1,721,392	$1,591,000
Tax Fees (2)	209,110	178,811
All Other Fees (3)	824,516	171,500
Total	$2,755,018	$1,941,311

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. 2020 fees included the audit for the year ended December 31, 2019, interim audit work for the year ended December 31, 2020 and quarterly reviews for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020. 2019 fees included audits of the Company for the six-months ended June 30, 2019 and for interim audit work for the year ended December 31, 2019 and other fees billed in connection with the Business Combination.

(2)	Tax Fees. Tax fees consist of fees billed for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice.
(3)	Other Fees. Other fees consist of fees billed for advisory services. 2019 and 2020 fees were primarily related to the Business Combination.

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors and, pursuant to the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All of the services provided to the Company by EY during fiscal 2020 and 2019 were pre-approved by the Audit Committee.

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

3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019)
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019)
4.1	Specimen Common Stock Certificate of KLDiscovery Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 26, 2019)
4.2	Specimen Warrant Certificate of KLDiscovery Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 26, 2019)
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Pivotal Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 1, 2019)
4.4	Form of 8.00% Convertible Debenture due 2024 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 26, 2019)
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

4.7*	Description of Securities
10.1	KLDiscovery Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 26, 2019)
10.2

Employment Agreement, dated as of September 30, 2011, between LDiscovery, LLC and Christopher Weiler (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed June 21, 2019)

10.3

Offer Letter, dated as of September 30, 2006, between LegisDiscovery, LLC and Krystina Jones (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed June 21, 2019)

10.4

Offer Letter, dated as of August 25, 2017, between KrolLDiscovery and Dawn Wilson (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (File No.  333-232238) filed on Form 8-K filed June 21, 2019)

10.5

First Lien Credit Agreement, dated as of December 9, 2016, among LD Intermediate Holdings, Inc. and LD Lower Holdings, Inc., as co-borrowers, LD Topco, Inc., as Holdings, Royal Bank of Canada, as administrative agent, collateral agent, swing line lender and L/C issuer, the other lenders party thereto, and RBC Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed June 21, 2019)

10.6

Second Lien Credit Agreement, dated as of December 9, 2016, among LD Intermediate Holdings, Inc. and LD Lower Holdings, Inc., as co-borrowers, LD Topco, Inc., as Holdings, Royal Bank of Canada, as administrative agent and collateral agent, the other lenders party thereto, and RBC Capital Markets, Northwestern Mutual Investment Management Company, LLC and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-232238) filed on Form 8-K filed June 21, 2019)

10.7#

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

10.11	KLDiscovery Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed December 26, 2019)
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed December 26, 2019)
10.13

Stockholders’ Agreement, dated December 19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed December 26, 2019)

10.14

Pay Change Letter, dated February 24, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.15	Pay Change Letter, dated April 21, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10Q filed August 13, 2020)
10.16	Pay Change Letter, dated April 21, 2020, by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10Q filed August 13, 2020)
10.17	Pay Change Letter, dated April 21, 2020, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10Q filed August 13, 2020)
10.18

Voluntary Forfeiture of RSUs Letter, dated April 23, 2020, by and between KL Discovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.19

Voluntary Forfeiture of RSUs Letter, dated April 23, 2020, by and between KL Discovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.20

Voluntary Forfeiture of RSUs Letter, dated April 23, 2020, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.21

Voluntary Forfeiture of RSUs Letter, dated May 5, 2020, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.22

KLDiscovery Inc. Non-Employee Director Compensation Program (as amended and restated effective as of June 17, 2020) (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.23

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.24

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.25	Pay Change Letter, dated July 31, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 12, 2020)
10.26	Pay Change Letter, dated July 31, 2020, by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 12, 2020)
10.27	Pay Change Letter, dated July 31, 2020, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 12, 2020)
10.28

Voluntary Forfeiture of Options Letter, dated August 6, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.29

Executive Severance and Novation Agreement, dated September 30, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.30

Kroll Discovery 2018 Legal Technology Sales Commission Plan, by and between the Company and Krystina Jones (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.31

KLDiscovery (January-December 2018) Sales Commission Plan Sales Performance Addendum, by and between the Company and Krystina Jones (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.32

KLDiscovery 2020 Americas Legal Technology Sales Commission Plan, by and between the Company and Krystina Jones (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.33

KLDiscovery 2020 Sales Commission Plan Sales Performance Addendum, by and between the Company and Krystina Jones (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.34

Amendment No. 1 to Credit Agreement, dated as of December 23, 2020, by and among LD Intermediate Holdings Inc. and LD Lower Holdings Inc., LD Topco Inc. the Revolving Credit Lenders party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 28, 2020)

10.35*#	Software License Agreement dated as of December 24, 2020 by and between LDiscovery LLC and Relativity ODA LLC
10.36

Credit Agreement, dated as of February 8, 2021, by and among LD Lower Holdings Inc., LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, each L/C Issuer party thereto and Wilmington Trust National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 8, 2021)

10.37*

Amendment to Stockholders’ Agreement, dated March 23, 2020, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE I AIV, LP, a partnership, and Revolution Growth III, LP, and certain other signatories thereto.

10.38*

Second Amendment to Stockholders’ Agreement, dated February 2, 2021, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE I AIV, LP, a partnership, and Revolution Growth III, LP, and certain other signatories thereto.

16.1	Letter from Marcum LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed December 26, 2019)
21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2021.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher J. Weiler	Chief Executive Officer (Principal Executive Officer)	March 18, 2021
Christopher J. Weiler

/s/ Dawn Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2021
Dawn Wilson

/s/ Donna Morea	Chair of the Board	March 18, 2021
Donna Morea

/s/ Ian Fujiyama	Director	March 18, 2021
Ian Fujiyama

/s/ Kevin Griffin	Director	March 18, 2021
Kevin Griffin

	Director	March 18, 2021
Jonathan J. Ledecky

/s/ Evan Morgan	Director	March 18, 2021
Evan Morgan

/s/ Lawrence Prior III	Director	March 18, 2021
Lawrence Prior III

/s/ Arjun Shah	Director	March 18, 2021
Arjun Shah

/s/ Lauren Tanenbaum	Director	March 18, 2021
Lauren Tanenbaum

/s/ Richard Williams	Director	March 18, 2021
Richard Williams