Form 10-Q
period 2021-03-31
KLDiscovery Inc.
filed 2021-05-13
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, there were 42,550,148 of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Current assets
Cash and cash equivalents	$47,808	$51,201
Accounts receivable, net of allowance
for doubtful accounts of $9,015 and $8,513, respectively	83,617	83,985
Prepaid expenses	12,090	7,175
Other current assets	690	709
Total current assets	144,205	143,070
Property and equipment
Computer software and hardware	72,689	72,211
Leasehold improvements	26,821	27,271
Furniture, fixtures and other equipment	3,316	3,365
Accumulated depreciation	(79,480)	(77,697)
Property and equipment, net	23,346	25,150
Intangible assets, net	104,458	109,733
Goodwill	397,292	399,085
Other assets	3,051	2,708
Total assets	$672,352	$679,746
Current liabilities
Current portion of long-term debt, net	$3,000	$10,948
Accounts payable and accrued expense	32,109	33,504
Current portion of contingent consideration	714	695
Deferred revenue	2,498	3,955
Total current liabilities	38,321	49,102
Long-term debt, net	494,335	472,600
Deferred tax liabilities	7,677	7,335
Other liabilities	9,889	8,488
Total liabilities	550,222	537,525
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; shares issued and outstanding - 42,550,148 and 42,529,017 as of March 31, 2021 and December 31, 2020, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	382,614	385,387
Accumulated deficit	(270,280)	(255,424)
Accumulated other comprehensive income	9,792	12,254
Total stockholders' equity	122,130	142,221
Total liabilities and stockholders' equity	$672,352	$679,746

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$75,450	$78,271
Cost of revenues	37,422	39,520
Gross profit	38,028	38,751

Operating expenses
General and administrative	15,440	15,853
Research and development	2,171	1,667
Sales and marketing	9,457	11,645
Depreciation and amortization	7,641	8,916
Total operating expenses	34,709	38,081

Income from operations	3,319	670

Other (income) expenses
Other expense	14	28
Change in fair value of private warrants	(1,969)	-
Interest expense	12,257	12,962
Loss on debt extinguishment	7,257	-
Loss before income taxes	(14,240)	(12,320)
Income tax provision	616	206

Net loss	$(14,856)	$(12,526)

Other comprehensive loss, net of tax
Foreign currency translation	(2,462)	(4,428)
Total other comprehensive loss, net of tax	(2,462)	(4,428)
Comprehensive loss	$(17,318)	$(16,954)

Net loss per share - basic and diluted	$(0.35)	$(0.29)

Weighted average shares outstanding - basic and diluted	42,532,915	42,529,017

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance as of December 31, 2020	42,529,017	$4	$385,387	$(255,424)	$12,254	$142,221
Share-based compensation	-	-	1,003	-	-	1,003
Exercise of stock options	4,465	-	34	-	-	34
Stock issued in exchange for vested units	16,666	-	-	-	-	-
Warrants (See Note 2)	-	-	(3,810)	-	-	(3,810)
Foreign exchange translation		-	-	-	(2,462)	(2,462)
Net loss	-	-	-	(14,856)	-	(14,856)
Balance as of March 31, 2021	42,550,148	4	382,614	(270,280)	9,792	122,130

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$(205,498)	$7,307	$183,765
Share-based compensation	-	-	825	-	-	825
Foreign exchange translation	-	-	-	-	(4,428)	(4,428)
Net loss	-	-	-	(12,526)	-	(12,526)
Balance as of March 31, 2020	42,529,017	$4	$382,777	$(218,024)	$2,879	$167,636

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities
Net loss	$(14,856)	$(12,526)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,816	11,837
Non-cash interest	4,815	4,507
Loss on extinguishment of debt	7,257	-
Stock-based compensation	978	825
Provision for losses on accounts receivable	972	784
Deferred income taxes	342	112
Change in fair value of contingent consideration	19	29
Change in fair value of private warrants	(1,969)	-
Changes in operating assets and liabilities:
Accounts receivable	(680)	(7,487)
Prepaid expenses and other assets	(5,087)	(8,151)
Accounts payable and accrued expenses	(2,986)	(588)
Deferred revenue	(1,436)	(1,298)

Net cash used in operating activities	(2,815)	(11,956)
Investing activities
Acquisitions, net of cash acquired	-	(2,334)
Purchases of property and equipment	(3,088)	(2,767)
Net cash used in investing activities	(3,088)	(5,101)
Financing activities
Issuance of common stock	34	-
Revolving credit facility - draws	-	29,000
Payments for capital lease obligations	(285)	(224)
Debt issuance costs	(2,031)	-
Proceeds from long-term debt, net of original issue discount	294,000	-
Retirement of debt	(289,000)	-
Payments on long-term debt	-	(4,250)
Net cash provided by financing activities	2,718	24,526
Effect of foreign exchange rates	(208)	(265)
Net (decrease) increase in cash	(3,393)	7,204
Cash at beginning of period	51,201	43,407
Cash at end of period	$47,808	$50,611
Supplemental disclosure:
Cash paid for interest	$12,232	$8,704
Income tax refunds	$(591)	$(266)
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$682	$931

See Notes to Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months ended March 31, 2021 and 2020

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company”) provides technology-based litigation support solutions and services including computer e-discovery, data hosting, and managed review, predominantly to top law firms, corporations and government agencies. The majority of the Company’s current business is derived from these services. The Company’s headquarters is located in McLean, Virginia and has 33 locations in 18 countries, 9 data centers and 18 data recovery labs around the globe.

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

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, including the fair value of private warrants, the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the impairment of goodwill, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock and stock option awards, and acquisition-related contingent consideration.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three months ended March 31, 2021 and 2020, the Company did not have a single customer that represented more than five percent (5%) of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

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

Depreciation expense totaled $2.9 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively, and includes amortization of assets recorded under capital leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $19.5 million and $18.5 million, net of accumulated amortization, as of March 31, 2021 and December 31, 2020, respectively.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level annually on October 1 each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1, 2020 testing date, the Company determined there is one reporting unit.

The Company considered COVID-19 as an indicator of impairment to the value of goodwill and intangible assets and performed a qualitative assessment. Management considered factors that could be affected by COVID-19 such as impact to stock price, consequences of “stay-at-home” orders, impacts to competitors due to COVID-19, changes in demand, and updates to the Company forecasts among other factors. Management concluded that there was no impairment of goodwill and intangible assets during the three months ended March 31, 2021.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt is presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to the revolving credit facility are presented in “Other current assets” in the Company’s Consolidated Balance Sheets.

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

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
eDiscovery services	$48,154	$53,633
Managed review	15,580	13,126
Legal technology services	63,734	66,759
Data recovery	11,716	11,512
Total revenue	$75,450	$78,271

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

Note 2 – Correction of an immaterial error

On April 12, 2021, staff of the SEC issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”. The Company evaluated this statement and determined that its private warrants, which had historically been accounted for as a component of equity, should have been recorded as a liability at fair value during each reporting period, with changes in fair value recorded in the Statements of Comprehensive Loss.

In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company's prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. The Company recognized the cumulative effect of the error on prior periods by recording during the three months ended March 31, 2021, (i) $2.0 million of income in the Statements of Comprehensive Loss to reflect the cumulative decrease in the fair value of the private warrants liabilities, (ii) a warrant liability of $1.8 million and (iii) a decrease in additional paid-in capital of $3.8 million.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. During 2019, the Company acquired three companies for total consideration of $5.5 million, of which $2.0 million was in cash, $1.5 million was in deferred payments which were subsequently paid, $1.2 million was in stock and contingent consideration, $1.0 million of which was recorded at its estimated fair value of $0.8 million. The fair value of future expected acquisition-related contingent consideration obligations was $0.9 million at March 31, 2021 and December 31, 2020, respectively.

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

The Company has determined that the 6,350,000 private warrants (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of private warrants in the Consolidated Statement of Comprehensive Loss.

To estimate the fair value of the Private Warrants as of December 31, 2020, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs into the Black Scholes model for the Private Warrants were as follows:

December 31, 2020
Expected volatility	16.00%
Expected term (in years)	3.97
Risk free interest rate	1.74%
Dividend yield	0.00%
Exercise Price	$11.50
Fair value of common stock	$8.05

The Company’s use of a Black Scholes model required the use of the following subjective assumptions:

•

Expected volatility – as of the valuation date, the Public Warrants (as defined in Note 7) and the Company’s common stock were traded and their market prices were used to infer the expected annual volatility of the common stock. The expected volatility is used to value the Public Warrants.

•

Expected term – the exercise period is based on the period beginning from 30 days after the consummation of the Business Combination in December 2019 and ending on December 19, 2024 (which is five years after the completion of the Business Combination).

•	Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury Bill yields for the period commensurate with the time to exercise the Private Warrants.
•	Dividend yield – the Company does not pay dividends and has no plans to do so. As a result, the expected dividend yield is zero.
•	Exercise price – the exercise price is contractually set at $11.50.
•	Fair value of stock – the stock price is the quoted market price as of the valuation date.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended March 31, 2021 and December 31, 2020 (in thousands):

Balance at December 31, 2019	$822
Change in fair value of contingent consideration	98
Balance at December 31, 2020	$920
Private warrants	1,841
Change in fair value of contingent consideration	19
Balance at March 31, 2021	$2,780

Management estimates that the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 4 – Leasing arrangements

The Company leases office space and certain equipment under operating and capital lease agreements, expiring in various years through 2028. Certain leases contain annual rent escalation clauses.

Rent expense totaled $2.9 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.

For periods subsequent to March 31, 2021, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

March 31,	Capital Leases	Operating Leases
2021 (9 months)	$1,353	$7,038
2022	1,346	8,835
2023	721	8,475
2024	-	7,377
2025	-	3,810
Thereafter	-	2,552
Total	$3,420	$38,087
Less interest on lease obligations	(316)
	3,104
Less current portion	(1,343)
Non-current portion	$1,761

Note 5 – Long-term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	March 31, 2021	December 31, 2020
First lien facility due 2022	$-	$289,000
Convertible debenture notes due 2024	216,685	214,541
2021 Credit Agreement due 2026	300,000	-
Total debt	516,685	503,541
Less: unamortized original issue discount	(17,312)	(16,126)
Less: unamortized debt issuance costs	(2,038)	(3,867)
Total debt, net	497,335	483,548

Current portion of debt	3,000	17,000
Less: current portion of unamortized original issue discount	-	(4,312)
Less: current portion of unamortized debt issuance costs	-	(1,740)
Total current portion of debt, net	3,000	10,948
Total long-term debt, net	$494,335	$472,600

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”) entered into a new secured credit agreement (the “2021 Credit Agreement”). Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement (as defined below).

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the “Revolving Credit Loans”). The Delayed Draw Term Loans will be available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans will bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 16, 2026 or six months prior to maturity of our Debentures (as defined below) due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the term of the 2021 Credit Agreement.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum.

As of March 31, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement (the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (“First Lien Facility”) and $125.0 million (“Second Lien Facility”) were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022 (the “Revolving Credit Facility”). The First Lien Facility and the Revolving Credit Facility were repaid and retired on February 8, 2021 and the Second Lien Facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment of $7.2 million in connection with the retirement of the 2016 Credit Agreement and Revolving Credit Facility.

Convertible Debentures

On December 19, 2019, the Company issued 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. The proceeds of the Debentures were used in part to repay the Company’s outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility. At March 31, 2021 and December 31, 2020, the balance due under the Convertible Debentures was $216.7 million and $214.5 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2021, the Company was in compliance with all covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). Our Board determined that the number of shares available for issuance under the 2019 Plan would increase by 2,126,451 as of January 1, 2021. The Compensation Committee did not increase the share reserve under the 2019 Plan in 2020. As of March 31, 2021, 9,626,451 shares of common stock, $0.0001 par value per share (the “Common Stock”) were reserved under the 2019 Plan, of which 4,330,506 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options Outstanding, December 31, 2020	4,260,753	$8.46	9.0	$54
Granted	1,187,500	8.05
Exercised	(4,465)	8.00
Forfeited	(146,366)	8.19
Expired	(1,477)	8.00
Options Outstanding, March 31, 2021	5,295,945	$8.37	9.1	$806
Options Vested and Exercisable, March 31, 2021	1,224,595	$8.22	8.8	$216
Options Vested and Expected to vest, March 31, 2021	5,295,945	$8.37	9.1	$806

(1)	Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock (as defined below) and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total fair value of stock options granted	$2,125	$7,970
Total fair value of options vested	18	-

Time-based vesting stock options

Under the 2019 Plan, time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire 10 years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $1.79, and $2.19 during the three months ended March 31, 2021 and 2020, respectively.

Under the 2019 Plan, for the three months ended March 31, 2021 and 2020, the Company recognized $1.0 million and $0.8 million of stock-based compensation expense, respectively, in connection with time-based stock options, respectively. As of March 31, 2021, there was $7.0 million of unrecognized stock-based compensation expense related to unvested time-based stock options that are expected to be recognized over a weighted-average period of 2.0 years.

Award Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the three months ended March 31, 2021 and 2020. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employees under the 2019 Plan:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expected volatility	44.61%	37.63%
Expected term (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.70%	1.43%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three months ended March 31, 2021 and 2020, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock-based award activity

During the three months ended March 31, 2020, the Company granted to certain non-employee directors 50,000 restricted stock units (“RSUs”) for their initial appointment to the Board and for continued service, which are subject to a three or one-year vesting period. Accordingly, the Company will recognize the grant-date fair value of the stock awards, ratably over the vesting period. During the three months ended March 31, 2021, the Company recognized $0.2 million as stock-based compensation expense related to these grants.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cost of revenues	$342	$355
General and administrative	396	230
Research and development	64	73
Sales and marketing	176	167
Total	$978	$825

Restricted stock units

The Company granted RSUs to certain employees and board members which are subject to certain vesting criteria. The RSUs become eligible to begin vesting upon a liquidity event (as defined in the award agreements governing the RSUs). The amount and timing of the vesting of the RSUs is dependent on the type and timing of the liquidity event as it relates to the Business Combination date of December 19, 2019. Generally, a portion of the RSUs will first vest upon the occurrence of the liquidity event and the remainder will vest in installments thereafter, provided that if the liquidity event occurs after the third anniversary of the Business Combination, all RSUs will vest immediately upon the liquidity event. The vesting of the RSUs is generally subject to continued employment.

The following table summarizes the Company’s RSU activity under the 2019 Plan:

Description	RSUs Outstanding
Balance at December 31, 2020	1,290,432
Granted	308,750
Vested	(16,666)
Forfeited	(51,190)
Expired	-
Balance at March 31, 2021	1,531,326

The Company determined that the achievement of the liquidity event was not probable and therefore no expense was recorded during the three months ended March 31, 2021.

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

Warrants

On December 19, 2019, in connection with the consummation of the Business Combination, the Company assumed (i) 23,000,000 warrants (the “Public Warrants”) and (ii) 6,350,000 Private Warrants (together with the Public Warrants, the “Warrants”). The Public Warrants qualify for equity accounting as these warrants do not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The Public Warrants were measured at fair value at the time of issuance and classified as equity. As disclosed in Note 2, the Company has determined that the Private Warrants fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity and therefore these warrants are classified as liabilities and measured at fair value at each reporting period.

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

The Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8 – Income taxes

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $0.6 million and $0.2 million, respectively, resulting in an effective tax rate of (4.2)% and (1.6)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, state taxes and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of March 31, 2021.

The Company has two letters of credit totaling $0.6 million as additional security for lease guarantees related to leased properties.

Risks and Uncertainties

Impacts of COVID-19 pandemic on KLDiscovery’s Business

The potential impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. The Company has made modifications to employee travel, work locations, and cancellation of certain events, among other modifications. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 that ranged from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program through September 20, 2021 for the named executive officers and for management positions of Vice-President and higher. The Company also initiated limited furloughs for certain employees. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred payroll taxes due in 2020 to 2021 and 2022. The Company continues to analyze other aspects of the CARES Act as well as similar tax legislation in other countries it operates in but does not believe they will have a meaningful impact to its results.

Note 10 – Related parties

As of March 31, 2021 $108.3 million, including paid-in kind interest, of the Company’s Debentures, are owed to affiliates of MGG Investment Group, an affiliate of a director of the Company. For the three months ended March 31, 2021 and 2020, the Company recognized $3.1 million and $3.0 million in interest expense, respectively, related to the amounts owned by the MGG Investment Group.

Note 11 – Subsequent events

The Company has evaluated subsequent events through the dates on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified no additional items for disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that this Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Annual Report”). These risks and uncertainties may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of the Business Combination, (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three months ended March 31, 2021.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Overview

We are one of the leading eDiscovery providers and the leading data recovery services provider to corporations, law firms, government agencies and individual consumers. We provide technology-enabled services and software to help law firms, corporations, government agencies and consumers solve complex data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with 33 locations in 18 countries, 9 data centers and 18 data recovery labs around the globe. Our legal technology services cover both eDiscovery and information governance services to support the litigation, regulatory compliance, and internal investigation needs of our clients. We offer data collection and forensic investigation, early case assessment, electronic discovery and data processing, application software, data hosting, and managed review services. In addition, through our global Ontrack Data Recovery name, we deliver world-class data recovery, email extraction and restoration, data destruction and tape management services.

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

For the three months ended March 31, 2021 and 2020, our legal technology revenue was $63.7 million and $66.8 million, respectively, and our data recovery revenue was $11.7 million and $11.5 million, respectively. Additionally, we have longstanding relationships with our clients and for the three months ended March 31, 2021 and 2020, no single client accounted for more than 5% of our revenues.

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

•

Change in fair value of private warrants relates to changes in the fair market value of the private warrants issued in conjunction with the Business Combination (the “Private Warrants”). We do not consider the amount to be representative of a component of the day-to-day operating performance of our business.

•

Restructuring costs generally represent non-ordinary course costs incurred in connection with a change in a contract or a change in the makeup of our personnel often related to an acquisition, such as severance payments, recruiting fees and retention charges. We do not consider the amount of restructuring costs to be a representative component of the day-to-day operating performance of our business.

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

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

The potential impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. The Company has made modifications to employee travel, work locations, and cancellation of certain events, among other modifications. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 that ranged from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program through September 20, 2021 for the named executive officers and for management positions of Vice-President and higher. The Company also initiated limited furloughs for certain employees. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred payroll taxes due in 2020 to 2021 and 2022. The Company continues to analyze other aspects of the CARES Act as well as similar tax legislation in other countries it operates in but does not believe they will have a meaningful impact to its results.

For the three months ended March 31, 2021 compared with the three months ended March 31, 2020

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Revenues	$75.4	$78.3
Cost of revenues	37.4	39.5
Gross profit	38.0	38.8
Operating expenses	34.7	38.1
Income from operations	3.3	0.7
Interest expense	12.3	13.0
Change in fair value of private warrants	(2.0)	-
Loss on debt extinguishment	7.2	-
Loss before income taxes	(14.2)	(12.3)
Income tax provision	0.6	0.2
Net loss	(14.8)	(12.5)
Total other comprehensive (loss) income, net of tax	(2.5)	(4.4)
Comprehensive loss	(17.3)	(16.9)

Revenues

Revenues decreased by $2.9 million, or 3.7%, to $75.4 million for the three months ended March 31, 2021 as compared to $78.3 million for the three months ended March 31, 2020. This is primarily due to a decrease in eDiscovery services revenue of $5.4 million, partially offset by an increase in both managed review revenue of $2.5 million and in data recovery revenue of $0.6 million. The decrease in eDiscovery services revenue is primarily due to the impact of COVID-19, as many clients have delayed the start of new matters and court systems have been slow to reopen.

Cost of Revenues

Cost of revenues decreased by $2.1 million, or 5.3%, to $37.4 million for the three months ended March 31, 2021 as compared to $39.5 million for the three months ended March 31, 2020. This decrease is due to expense reduction measures implemented by management, which decreased occupancy expense by $0.9 million, outsourced costs of $0.7 million, and travel and entertainment expense by $0.3 million, as well as other smaller expense decreases. In addition, amortization expense decreased by $0.6 million and communications expenses decreased by $0.2 million. These decreases were partially offset by $0.7 million of increased wages expense due to increased managed review revenues. As a percentage of revenue, our cost of revenues for the three months ended March 31, 2021 decreased to 49.6% as compared to 50.4% for the three months ended March 31, 2020. This decrease was due to the factors noted above.

Gross Profit

Gross profit decreased by $0.8 million, or 2.1%, to $34.7 million for the three months ended March 31, 2021 as compared to $38.8 million for the three months ended March 31, 2020. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended March 31, 2021 was 50.4% as compared to 49.5% for the three months ended March 31, 2020.

Operating Expenses

Operating expenses decreased by $3.4 million, or 8.9%, to $34.7 million for the three months ended March 31, 2021 as compared to $38.1 million for the three months ended March 31, 2020. This decrease is due to a decrease in depreciation and amortization expense of $1.3 million, decrease in professional services of $1.0 million, decrease in personnel expenses of $0.4 million, decrease in travel and entertainment expenses of $0.4 million, and decrease in marketing expenses by $0.3 million. These decreases were partially offset by an increase in costs incurred related to lease terminations to optimize our real estate footprint of $0.6 million. As a percentage of revenue, our operating expenses for the three months ended March 31, 2021 increased to 47.7% as compared to 45.1% for three months ended March 31, 2020 due to the factors noted above.

Interest Expense

Interest expense decreased by $0.7 million, or 5.4%, to $12.3 million for the three months ended March 31, 2021 as compared to $13.0 million for the three months ended March 31, 2020. This decrease is primarily due to lower interest rates on the refinanced First Lien Facility partially offset by an increase in outstanding debt during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Loss on Debt Extinguishment

For the three months ended March 31, 2021, the Company incurred a loss on debt extinguishment of $7.2 million in connection with the retirement of the 2016 Credit Agreement and Revolving Credit Facility.

Income Tax Provision

During the three months ended March 31, 2021 and 2020, we recorded an income tax provision of $0.6 million and $0.2 million, respectively, resulting in an effective tax rate of (4.2)% and (1.6)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended March 31, 2021 increased from the three months ended March 31, 2020 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the three months ended March 31, 2021 was $14.8 million compared to $12.5 million for the three months ended March 31, 2020. Net loss increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to the factors noted above.

Adjusted EBITDA

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net loss	$(14.8)	$(12.5)
Interest expense	12.3	13.0
Income tax provision	0.6	0.2
Depreciation and amortization expense	9.8	11.8
Extinguishment of debt	7.2	-
EBITDA	$15.1	$12.5
Acquisition, financing and transaction costs	0.8	0.1
Strategic initiatives:
Sign-on bonus amortization	-	0.2
Non-recoverable draw	-	0.3
Total strategic initiatives	-	0.5
Management fees, stock compensation and other	1.0	0.9
Change in fair value of private warrants	(2.0)	-
Restructuring costs	0.1	0.6
Systems establishment	0.4	0.5
Adjusted EBITDA	$15.4	$15.0

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility (our “Revolving Credit Facility”). Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our legal technology services as litigation cases can go on for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection on our accounts receivable. As of March 31, 2021, we had $47.8 million in cash compared to $51.2 million as of December 31, 2020. As of March 31, 2021, we had $494.3 million of outstanding borrowings compared to $472.6 million as of December 31, 2020. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow.

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company (“the Loan Parties”) entered into a new secured credit agreement (the “2021 Credit Agreement”). Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the “Revolving Credit Loans”). The Delayed Draw Term Loans will be available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans will bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments, beginning on June 30, 2021.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 16, 2026 or six months prior to maturity of our Debentures due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the term of the 2021 Credit Agreement.

As of March 31, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

Convertible Debenture Notes

In connection with the Business Combination on December 19, 2019, we issued $200 million aggregate principal amount of convertible debentures due 2024 (the “Debentures”) in a private placement to certain “accredited investors” pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The equity structure as of the date of the Business Combination included 2,097,974 shares of common stock and 1,764,719 warrants for the issuance of common stock to the Debenture holders related to the Debenture issuance. The proceeds of the Debentures were used in part to repay our outstanding Second Lien Facility and amounts outstanding under the Revolving Credit Facility. At March 31, 2021, and December 31, 2020, the balance due under the Debentures was $216.7 million and $214.5 million, respectively.

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

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by (used in):
Operating activities	$(2,815)	$(11,956)
Investing activities	$(3,088)	$(5,101)
Financing activities	$2,718	$24,526
Effect of foreign exchange rates	$(208)	$(265)
Net increase (decrease) in cash	$(3,393)	$7,204

Cash Flows Used in Operating Activities

Net cash used in operating activities was $2.8 million for the three months ended March 31, 2021 as compared to net cash used in operating activities of $12.0 million for the three months ended March 31, 2020. The decrease in net cash used is due to a $2.3 million decrease in cash used in net loss plus decreased cash used by working capital of $7.3 million. The decrease in cash used in working capital for the period is primarily due to a $6.8 million decrease in accounts receivable and a $3.1 million decrease in prepaid expenses and other assets, partially offset by $2.4 million increase in accounts payable and accrued expenses. Trade accounts receivable fluctuate from period-to-period depending on the period-to-period change in revenue and the timing of collections. Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2021 as compared to net cash used in investing activities of $5.1 million for the three months ended March 31, 2020. The decrease in cash used is due to a $2.3 million decrease in cash payments related to acquisitions, partially offset by a $0.3 million decrease in purchases of property and equipment.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $2.7 million and related to the proceeds of long-term debt, net of original discount of $294.0 million, offset by the retirement of long-term debt of $289.0 million, debt acquisition costs of $2.0 million, and capital lease obligations of $0.3 million. For the three months ended March 31, 2020, net cash provided by financing activities was $24.5 million and related to the net borrowings under our Revolving Credit Facility of $29.0 million partially offset by payments of long-term debt of $4.3 million and payments on capital lease obligations of $0.2 million.

Contractual Obligations

Our operating lease obligations are disclosed in Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Rent expense for the three months ended March 31, 2021 and 2020 was $2.9 million and $3.8 million, respectively.

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

Recent Accounting Pronouncements

There were no changes to our recent accounting pronouncements from those described in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. There were no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at March 31, 2021 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended March 31, 2021 and 2020, we generated the equivalent of $15.0 million and $16.2 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.1 million and $0.2 million for each of the three months ended March 31, 2021 and 2020. We do not currently hedge our exchange rate exposure.

Item 4.     Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021.

Our internal control over financial reporting did not result in the proper classification of the Private Warrants we issued in December 2019, which we determined to be a material weakness. This error in classification was brought to our attention when the SEC issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in December 2019. In response to this material weakness, the Company’s management will expend a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal control over financial reporting.

With respect to our financial reporting material weakness, Management has actively engaged to take steps to remediate such material weakness including acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel. Our remediation plan is ongoing and will be continually reviewed to ensure that it is achieving its objectives. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period-of-time.

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

Item 1A.  Risk Factors.

Except as noted below, there have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 18, 2021.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the April 12, 2021 issuance of the SEC “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”) and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to correct the effect of the prior period error related to our accounting for the Private Warrants. As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have developed and are implementing a plan to remediate the material weakness to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. The material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal controls over financial reporting in the future.

If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness identified with respect to the change in accounting for the Private Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.     Exhibits.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
10.1

Credit Agreement, dated as of February 8, 2021, by and among LD Lower Holdings, Inc., LD Topco, Inc., the other guarantors party thereto, the Lenders party thereto, each L/C Issuer party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2021).

10.2

Second Amendment to Stockholders’ Agreement dated February 2, 2021, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE IAIV. LP, a partnership, and Revolution Growth III LP and certain other signatories thereto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K, filed on March 18, 2021).

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

Date: May 13, 2021