Form 10-Q
period 2021-06-30
KLDiscovery Inc.
filed 2021-08-12
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 42,637,315 of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Current assets
Cash and cash equivalents	$42,879	$51,201
Accounts receivable, net of allowance
for doubtful accounts of $9,902 and $8,513, respectively	95,699	83,985
Prepaid expenses	10,768	7,175
Other current assets	914	709
Total current assets	150,260	143,070
Property and equipment
Computer software and hardware	74,137	72,211
Leasehold improvements	27,201	27,271
Furniture, fixtures and other equipment	3,174	3,365
Accumulated depreciation	(81,911)	(77,697)
Property and equipment, net	22,601	25,150
Intangible assets, net	99,282	109,733
Goodwill	397,665	399,085
Other assets	2,395	2,708
Total assets	$672,203	$679,746
Current liabilities
Current portion of long-term debt, net	$3,000	$10,948
Accounts payable and accrued expense	35,044	33,504
Current portion of contingent consideration	733	695
Deferred revenue	3,829	3,955
Total current liabilities	42,606	49,102
Long-term debt, net	496,721	472,600
Deferred tax liabilities	7,858	7,335
Other liabilities	9,991	8,488
Total liabilities	557,176	537,525
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized as of June 30, 2021, and December 31, 2020; 42,637,315 and 42,529,017 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	383,661	385,387
Accumulated deficit	(279,145)	(255,424)
Accumulated other comprehensive income	10,507	12,254
Total stockholders' equity	115,027	142,221
Total liabilities and stockholders' equity	$672,203	$679,746

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues	$81,650	$64,381	$157,100	$142,652
Cost of revenues	40,887	34,214	78,309	73,734
Gross profit	40,763	30,167	78,791	68,918

Operating expenses
General and administrative	16,573	12,400	32,013	28,253
Research and development	2,400	1,639	4,571	3,306
Sales and marketing	10,116	8,660	19,573	20,305
Depreciation and amortization	7,483	8,985	15,124	17,901
Total operating expenses	36,572	31,684	71,281	69,765

Income (loss) from operations	4,191	(1,517)	7,510	(847)

Other (income) expenses
Other expense	11	63	25	91
Change in fair value of Private Warrants	254	-	(1,715)	-
Interest expense	12,535	12,970	24,792	25,932
Loss on debt extinguishment	-	-	7,257	-
Loss before income taxes	(8,609)	(14,550)	(22,849)	(26,870)
Income tax provision	256	368	872	574

Net loss	$(8,865)	$(14,918)	$(23,721)	$(27,444)

Other comprehensive income (loss), net of tax
Foreign currency translation	715	2,733	(1,747)	(1,695)
Total other comprehensive income (loss), net of tax	715	2,733	(1,747)	(1,695)
Comprehensive loss	$(8,150)	$(12,185)	$(25,468)	$(29,139)

Net loss per share - basic and diluted	$(0.21)	$(0.35)	$(0.56)	$(0.65)

Weighted average shares outstanding - basic and diluted	42,560,117	42,529,017	42,555,105	42,529,017

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2020	42,529,017	4	385,387	(255,424)	12,254	142,221
Share-based compensation	-	-	1,003	-	-	1,003
Exercise of stock options	4,465	-	34	-	-	34
Stock issued in exchanges for vested units	16,666	-	-	-	-	-
Warrants (See Note 2)	-	-	(3,810)	-	-	(3,810)
Foreign exchange translation		-	-	-	(2,462)	(2,462)
Net loss	-	-	-	(14,856)	-	(14,856)
Balance as of March 31, 2021	42,550,148	4	382,614	(270,280)	9,792	122,130
Share-based compensation	-	-	1,043	-	-	1,043
Exercise of stock options	211	-	4	-	-	4
Stock issued in exchanges for vested units	86,956	-	-	-	-	-
Foreign exchange translation	-	-	-	-	715	715
Net loss	-	-	-	(8,865)	-	(8,865)
Balance as of June 30, 2021	42,637,315	$4	$383,661	$(279,145)	$10,507	$115,027

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$(205,498)	$7,307	$183,765
Share-based compensation	-	-	825	-	-	825
Foreign exchange translation	-	-	-	-	(4,428)	(4,428)
Net loss	-	-	-	(12,526)	-	(12,526)
Balance as of March 31, 2020	42,529,017	4	382,777	(218,024)	2,879	167,636
Share-based compensation	-	-	814	-	-	814
Foreign exchange translation	-	-	-	-	2,733	2,733
Net loss	-	-	-	(14,918)	-	(14,918)
Balance as of June 30, 2020	42,529,017	$4	$383,591	$(232,942)	$5,612	$156,265

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating activities
Net loss	$(23,721)	$(27,444)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,549	23,816
Non-cash interest	9,480	9,428
Loss on extinguishment of debt	7,257	-
Stock-based compensation	1,996	1,639
Provision for losses on accounts receivable	1,916	2,155
Deferred income taxes	522	296
Change in fair value of contingent consideration	37	58
Change in fair value of Private Warrants	(1,715)	-
Changes in operating assets and liabilities:
Accounts receivable	(13,637)	5,866
Prepaid expenses and other assets	(3,109)	(6,519)
Accounts payable and accrued expenses	(996)	(711)
Deferred revenue	(114)	146

Net cash (used in) provided by operating activities	(2,535)	8,730
Investing activities
Acquisitions, net of cash acquired	-	(3,124)
Purchases of property and equipment	(7,343)	(5,875)
Net cash used in investing activities	(7,343)	(8,999)
Financing activities
Issuance of common stock	38	-
Revolving credit facility - draws	-	29,000
Revolving credit facility - repayments	-	(29,000)
Payments for capital lease obligations	(572)	(455)
Debt acquisition costs	(2,031)	-
Proceeds long-term debt, net of original issue discount	294,000	-
Retirement of debt	(289,000)	-
Payments on long-term debt	(750)	(8,500)
Net cash provided by (used in) financing activities	1,685	(8,955)
Effect of foreign exchange rates	(129)	(84)
Net decrease in cash	(8,322)	(9,308)
Cash at beginning of period	51,201	43,407
Cash at end of period	$42,879	$34,099
Supplemental disclosure:
Cash paid for interest	$20,110	$17,248
Income tax refunds	$(450)	$(297)
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable
and accrued expenses on the consolidated balance sheets	$159	$193

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2021 and 2020

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company”) is a leading global provider of electronic discovery, information governance and data recovery technology solutions for corporations, law firms, government agencies and individual consumers. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in McLean, Virginia. The Company has 33 locations in 18 countries, as well as 9 data centers and 18 data recovery labs globally.

The Company was originally incorporated under the name Pivotal Acquisition Corp. (“Pivotal”) as a blank check company on August 2, 2018 under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses or entities.

On December 19, 2019 (the “Closing Date”), Pivotal acquired the outstanding shares of LD Topco, Inc. via a reverse capitalization (the “Business Combination”) and was renamed KLDiscovery Inc.

Principles of consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of KLDiscovery and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our Annual Report Form 10-K for the fiscal  year ended December 31, 2020, which we previously filed with the Securities and Exchange Commission (the “SEC”).

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, including the fair value of Private Warrants (as defined in Note 3), the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the evaluation of goodwill for impairment, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), stock option awards, and acquisition-related contingent consideration.

Segments, concentration of credit risk and major customers

The Company operates in one business segment, providing technology solutions for corporations, law firms, government agencies and individual consumers.

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company places its cash with a banking institution where the balances, at times, exceed federally insured limits. Management believes the risks associated with these deposits are limited.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and six months ended June 30, 2021 and 2020, the Company did not have a single customer that represented more than ten percent of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

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

Cash and cash equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less when purchased to be cash equivalents.

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

Gains or losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and betterments are capitalized, while the costs of maintenance and repairs are expensed as incurred. Property under capital leases is depreciated using the straight-line method over the lease term.

Depreciation expense totaled $2.7 million and $4.3 million for the three months ended June 30, 2021 and 2020, respectively, and includes amortization of assets recorded under capital leases. Depreciation expense totaled $5.6 million and $8.5 million for the six months ended June 30, 2021 and 2020, respectively.

Internal-use software development costs

The Company capitalizes certain internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditure will result in additional functionality. Capitalized software costs are amortized over the estimated useful life of the underlying project on a straight-line basis. The Company’s estimated useful life of capitalized software costs varies between three and five years, depending on management’s expectation of the economic life of various software. Capitalized software amortization costs are recorded as a component of cost of revenue.

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $20.1 million and $18.5 million, net of accumulated amortization, as of June 30, 2021 and December 31, 2020, respectively.

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

Amortization expense totaled $7.0 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively; $2.3 million and $3.0 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss. Amortization expense totaled $13.9 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively; $4.4 million and $5.9 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level annually on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1, 2020 testing date, the Company determined there is one reporting unit.

The Company considered the COVID-19 pandemic as an indicator of impairment of the value of goodwill and intangible assets and performed a qualitative assessment in the second quarter of 2021. Management considered factors related to the COVID-19 pandemic such as impact to stock price, impacts to competitors due to the COVID-19 pandemic, changes in demand for the Company’s services, and updates to Company forecasts, among other factors. Management concluded that there was no impairment of goodwill and intangible assets during the six months ended June 30, 2021.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums.

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

The Company evaluates its revenue contracts with customers based on the five-step model under Accounting Standard Codification (“ASC”) 606, Revenue Recognition: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied.

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
eDiscovery	$50,800	$45,402	$98,954	$99,035
Managed review	19,904	9,706	35,484	22,832
Legal Technology	70,704	55,108	134,438	121,867
Data recovery	10,946	9,273	22,662	20,785
Total revenue	$81,650	$64,381	$157,100	$142,652

Performance Obligations and Timing of Revenue Recognition

The Company primarily sells solutions that fall into the categories discussed below. Each category contains one or more performance obligations that are either (1) capable of being distinct (i.e., the customer can benefit from the product or service on its own or together with readily available resources, including those purchased separately from us) and distinct within the context of the contract (i.e., separately identified from other promises in the contract) or (2) a series of distinct products or services that are substantially the same and have the same pattern of transfer to the customer.

(1)	eDiscovery, which provides end-to-end eDiscovery technology solutions including collections, processing, analytics, hosting, production and professional services;
(2)	Managed review solutions which provide the technology and staffing necessary to review large complex data sets; and
(3)	Data recovery solutions, which provides data restoration, data erasure and data management services.

The Company generates the majority of its revenues by providing Legal Technology solutions to our clients. All of the Company’s eDiscovery contracts are time and materials types of arrangements.

Time and materials arrangements are based on units of data stored or processed. Unit-based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information or the number of pages or images processed for a client, at agreed upon per unit rates. The Company recognizes revenues for these arrangements utilizing a right-to-invoice practical expedient because it has a contractual right to consideration for services completed to date.

Certain of the Company’s eDiscovery contracts are subscription-based, fixed fee arrangements, which have tiered pricing based on the quantity of data hosted. For a fixed monthly fee, the Company’s clients receive a variety of optional eDiscovery solutions, which are included in addition to the data hosting. The Company recognizes revenues for these arrangements based on predetermined monthly fees as determined in its contractual agreements, utilizing a right-to-invoice practical expedient because the Company has a contractual right to consideration for services completed to date.

Managed review contracts are time and materials types of arrangements. These agreements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. The Company recognizes revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because it has a contractual right to consideration for services completed to date.

Data recovery engagements are mainly fixed fee arrangements requiring the client to pay a pre-established fee in exchange for the successful completion of such engagement on a predetermined device. For the recovery performed by the Company’s technicians, the revenue is recognized at a point in time, when the recovered data is sent to the customer.

Data erasure engagements are also fixed fee arrangements for which revenue is recognized at a point in time when the certificate of erasure is sent to the customer.

The Company offers term license subscriptions to Ontrack PowerControls software to customers with on-premises installations of the software pursuant to contracts that are historically one to four years in length. The term license subscriptions include maintenance, support, as well as access to future software upgrades and patches. The license and the additional support services are deemed to be one performance obligation, and thus revenue for these arrangements is recognized ratably over the term of the agreement.

Net loss per common share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, including stock options and restricted stock units. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and release of restricted shares, except when the effect of their inclusion would be antidilutive.

Note 2 – Correction of an immaterial error

On April 12, 2021, the SEC Staff issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Staff Statement”). The Company evaluated the SEC Staff Statement and determined that its Private Warrants (as defined in Note 3), which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period, with changes in fair value recorded in the Statements of Comprehensive Loss.

In accordance with Financial Accounting Standards Board ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Because these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. The Company recognized the cumulative effect of the error on prior periods by recording during the three months ended and as of, March 31, 2021, (i) $2.0 million of income in the Statements of Comprehensive Loss to reflect the cumulative decrease in the fair value of the Private Warrants liabilities, (ii) a warrant liability of $1.8 million in the Balance Sheet and (iii) a decrease in additional paid-in capital of $3.8 million in the Balance Sheet.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $1.0 million and $0.9 million at June 30, 2021 and December 31, 2020, respectively.

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

The Company has determined that the 6,350,000 Private Warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of private warrants in the Consolidated Statement of Comprehensive Loss. The fair value of the Private Warrants was $2.1 million as of June 30, 2021.

To estimate the fair value of the Private Warrants as of December 31, 2020 and June 30, 2021, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

December 31, 2020 & June 30, 2021

Expected volatility	16.00%
Expected term (in years)	3.97
Risk free interest rate	1.74%
Dividend yield	0.00%
Exercise Price	$11.50
Fair value of Common Stock	$8.05

The Company’s use of a Black Scholes model required the use of the following inputs, including assumptions:

•

Expected volatility – as of the valuation date, the Public Warrants (as defined in Note 7) and the Company’s Common Stock were traded and their market prices were used to infer the expected annual volatility of the Common Stock. The expected volatility is used to value the Private Warrants.

•

Expected term – the expected term is based on the exercise period, which began 30 days after the consummation of the Business Combination in December 2019 and ends on December 19, 2024 (which is five years after the completion of the Business Combination).

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended June 30, 2021 and December 31, 2020 (in thousands):

Balance at December 31, 2019	$822
Change in fair value of contingent consideration	98
Balance at December 31, 2020	$920
Private warrants	3,810
Change in fair value of Private Warrants	(1,715)
Change in fair value of contingent consideration	37
Balance at June 30, 2021	$3,052

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

Rent expense totaled $2.9 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense totaled $5.8 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively.

For periods subsequent to June 30, 2021, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

June 30,	Capital Leases	Operating Leases
2021 (6 months)	$1,119	$4,558
2022	1,346	8,736
2023	721	8,237
2024		7,133
2025		3,798
Thereafter		2,552
Total	$3,186	$35,014
Less interest on lease obligations	(259)
	2,927
Less current portion	(1,338)
Non-current portion	$1,589

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	June 30, 2021	December 31, 2020
First lien facility due 2022	$-	$289,000
Convertible debenture notes due 2024	218,876	214,541
2021 Credit Agreement due 2026	299,250	-
Total debt	518,126	503,541
Less: unamortized original issue discount	(16,470)	(16,126)
Less: unamortized debt issuance costs	(1,935)	(3,867)
Total debt, net	499,721	483,548

Current portion of debt	3,000	17,000
Less: current portion of unamortized original issue discount	-	(4,312)
Less: current portion of unamortized debt issuance costs	-	(1,740)
Total current portion of debt, net	3,000	10,948
Total long term debt, net	$496,721	$472,600

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of June 30, 2021.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of June 30, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. At June 30, 2021 and December 31, 2020, the balance due under the Convertible Debentures was $218.9 million and $214.5 million, respectively.

The Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

At any time, upon notice as set forth in the Debentures, the Debentures are redeemable at the Company’s option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval of our stockholders to allow for the full conversion of the Debentures into Common Stock, the Debentures are convertible into shares of the Company’s Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase Common Stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2021, the Company was in compliance with all covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”).  The Compensation Committee of the Board did not increase the share reserve under the 2019 Plan in 2020. As of June 30, 2021, 9,626,451 shares of common stock, $0.0001 par value per share (the “Common Stock”) were reserved under the 2019 Plan, of which 4,396,212 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options Outstanding, December 31, 2020	4,260,753	$8.46	9.0	$54
Granted	1,277,771	8.02
Exercised	(4,676)	8.00
Forfeited	(285,592)	8.25
Expired	(18,017)	8.00
Options Outstanding, June 30, 2021	5,230,239	$8.36	8.8	$5

Options Vested and Exercisable, June 30, 2021	1,330,862	$8.38	8.4	$-
Options Vested and Expected to Vest, June 30, 2021	5,230,239	$8.36	8.8	$5

(1)	Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock (as defined below) and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total fair value of stock options granted	$2,293	$8,766
Total fair value of options vested	252	-

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire 10 years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $1.79, and $2.21, during the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, and 2020 the Company recognized $1.0 million and $0.8 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the six months ended June 30, 2021 and 2020, the Company recognized $2.0 million and $1.6 million of stock-based compensation expense, respectively, in connection with time-based stock options. As of June 30, 2021, there was $6.0 million of unrecognized stock-based compensation expense related to unvested time-based vesting stock options that are expected to be recognized over a weighted-average period of 1.84 years.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the six months ended June 30, 2021 and 2020. The following table summarizes the assumptions used in the valuation models to determine the fair value of stock options granted to employees and non-employee directors:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Expected volatility	44.06% - 44.61%	37.63% - 40.98%
Expected term (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.70% - 1.00%	1.43% - 0.45%

A discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

•

Expected volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses an estimated volatility based on the historical and implied volatilities of share prices of comparable companies.

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and six months ended June 30, 2021 and 2020, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock-based award activity

During the six months ended June 30, 2021 the Company granted 90,324 restricted stock units (“RSUs”) to certain non-employee directors. Each non-employee director receives an initial RSU grant on the date of their election or appointment to the Board and a subsequent annual RSU grant during their continued service as a non-employee director, subject to three and one-year vesting periods, respectively. Accordingly, the Company recognizes the grant-date fair value of the stock awards, ratably over the vesting period. During the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and an immaterial amount as stock-based compensation expense related to these grants, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $0.4 million and an immaterial amount as stock-based compensation expense related to these grants, respectively.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cost of revenues	$348	$326	$690	$681
General and administrative	410	261	806	491
Research and development	72	67	136	140
Sales and marketing	188	160	364	327
Total	$1,018	$814	$1,996	$1,639

Performance –based restricted stock units

The Company granted RSUs to certain employees and non-employee directors which are subject to certain vesting criteria. The RSUs become eligible to begin vesting upon a liquidity event (as defined in the award agreements governing the RSUs). The amount and timing of the vesting of the RSUs depends on the type and timing of the liquidity event as it relates to the Closing Date. Generally, a portion of the RSUs will first vest upon the occurrence of the liquidity event and the remainder will vest in installments thereafter, provided that if the liquidity event occurs after the third anniversary of the Closing Date, all RSUs will vest immediately upon the liquidity event. The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

RSU activity

The following table summarizes the Company’s RSU activity:

Description	RSUs Outstanding
Balance at December 31, 2020	1,290,432
Granted	434,538
Vested	(103,622)
Forfeited	(81,656)
Expired	-
Balance at June 30, 2021	1,539,692

The Company determined the achievement of the liquidity event was not probable and therefore no expense was recorded during the three and six months ended June 30, 2021 and 2020.

Note 7 – Equity

The Company is authorized to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the times and in the amounts as the Board may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding Common Stock.

Warrants

On the Closing Date, in connection with the consummation of the Business Combination, the Company assumed (i) 23,000,000 warrants (the “Public Warrants”) to purchase shares of Common Stock and (ii) 6,350,000 Private Warrants (together with the Public Warrants, the “Warrants”). The Public Warrants qualify for equity accounting as these warrants do not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The Public Warrants were measured at fair value at the time of issuance and classified as equity. As disclosed in Note 2, the Company has determined that the Private Warrants fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity, and therefore these warrants are classified as liabilities and measured at fair value at each reporting period.

Each Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. Private Warrants held by the initial purchaser of the Private Warrant or certain permitted transferees may be exercised on a cashless basis. The Warrants will expire on December 19, 2024 or earlier upon redemption or liquidation.

If the reported last sale price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per Warrant upon not less than 30 days’ prior written notice.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. The Warrants will not be adjusted for the issuance of Common Stock at a price below the exercise price. The Company will not be required to net cash settle the Warrants.

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

Shares Subject to Forfeiture

On the Closing Date, in connection with the consummation of the Business Combination, 550,000 shares of Common Stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the Common Stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of Common Stock does not equal or exceed $15.00 within five years from the Closing Date, such shares of Common Stock will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements.

Note 8 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $0.3 million and $0.4 million, respectively, resulting in an effective tax rate of (3.5)% and (2.8)%, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded an income tax provision of $0.9 million and $0.6 million, respectively, resulting in an effective tax rate of (3.9)% and (2.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, state taxes and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the Company’s financial position and results of operations as of June 30, 2021.

The Company has two letters of credit totaling $0.6 million as of June 30, 2021 as additional security for lease guarantees related to leased properties.

Risks and Uncertainties

Impacts of the COVID-19 pandemic on the Company’s Business

The impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. In late 2020, COVID-19 vaccinations became available, and the vaccines were reported to be very effective against the original strain of the COVID-19 virus. As a result, government-imposed COVID-19 restrictions eased in the past few months, but the emergence of the new Delta variant of the virus has led to reinstatement of some restrictions as infection rates rise. The effectiveness of the vaccines against variants of the virus, including the Delta variant, is unclear. The Company has modified employee travel and work locations, and cancelled certain events, among other actions taken in response to the pandemic. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 ranging from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program for the Company’s named executive officers and for the position of Vice-President and higher, but did not issue any additional stock options or RSUs in connection with the salary exchange program. As of June 2021, the Company ended the salary exchange program. The Company will continue to actively monitor the situation and may take further actions that alter its business operations, including actions as required by federal, state or local authorities or that it determines are in the best interests of its employees, customers, partners, suppliers and stockholders. Due to the evolving situation and the uncertainties as to the scope and duration of the COVID-19 pandemic, our business may be impacted in ways that we cannot predict.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), to provide emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred payroll taxes due in 2020 to 2021 and 2022. The Company continues to analyze other aspects of the CARES Act as well as similar tax legislation in other countries it operates in but does not believe this legislation will have a meaningful impact on its results.

Note 10 – Related parties

As of June 30, 2021, $109.4 million, including paid-in kind interest, of the Company’s Debentures, are held by affiliates of MGG Investment Group, an affiliate of a director of the Company. For the three months ended June 30, 2021 and 2020, the Company recognized $3.2 million and $2.8 million in interest expense, respectively and for the six months ended June 30, 2021 and 2020, the Company recognized $6.4 million and $5.8 million in interest expense, respectively, related to Debentures owned by the MGG Investment Group.

Note 11 – Subsequent events

The Company has evaluated subsequent events since the date on which these financial statements were issued through the date on which this Quarterly Report on Form 10-Q was filed, and did not identify any additional items for disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933 (the “Securities Act”), our annual report to shareholders and other public statements we may make, may contain statements that are considered “forward-looking statements” within the meaning of U.S. securities laws and as such are not historical facts. This includes, without limitation, statements regarding our financial position, our business strategy and management’s plans and objectives, including, without limitation, statements regarding our development and enhancement of our technology and market shifts or trends. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate solely to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. For example, when we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Annual Report”). These risks and uncertainties may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of Pivotal Acquisition Corp.’s acquisition of the outstanding shares of LD Topco, Inc. via a reverse capitalization (the “Business Combination”), (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three and six months ended June 30, 2021.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Overview

We are a leading provider of global electronic discovery, information governance and data recovery technology solutions to corporations, law firms, government agencies and individual customers. We provide technology solutions to help our clients solve complex data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with 33 locations in 18 countries, as well as 9 data centers and 18 data recovery labs globally. Our Legal Technology services cover both eDiscovery and information governance services to support the litigation, regulatory compliance and internal investigation needs of our clients. We offer data collection and forensic investigation, early case assessment, electronic discovery and data processing, application software, data hosting and managed review services. In addition, under our global Ontrack Data Recovery name, we deliver world-class data recovery, email extraction and restoration, data destruction and tape management services.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Data proliferation is contributing to growth in the eDiscovery and information governance market. Data is growing at an exponential rate due to several factors, including the adoption of mobile devices, accessibility of hosted systems and increased reliance on electronic data storage. We are well positioned to gain market share from the growth of electronically stored information given our prior and continued investment in our infrastructure and proprietary technologies, which allow us to efficiently identify, preserve, collect, process, review and host complex data sets. We will continue to develop and enhance our technology in order to position the Company to continue to evolve as the market changes.

The eDiscovery and information governance market is highly fragmented and price competitive. While many of our competitors rely on third party software tools to provide their services, we offer our services utilizing our own end-to-end proprietary tools as well as third party platforms. Because we can provide service offerings utilizing proprietary technology, we have more flexibility in pricing, and we are not hindered by third party licensing software expenses. As such, our proprietary tools allow us to be less impacted by significant price compression in the market than our competitors.

Historically, on-premise tools have been the dominant method of deployment for eDiscovery and information governance solutions. However, recently, the market has shifted to cloud-based solutions and this shift could result in increased revenue for us as we offer our own proprietary cloud-based solutions.

We classify our Legal Technology revenue as follows:

•

Collections and Processing: We perform remote and onsite data collections. Our proprietary workflows and tools allow us to ingest, extract native file metadata and index in a normalized format. We have near duplication tools to quickly discard duplicative or irrelevant data, significantly minimizing the data that needs to be reviewed, thus increasing lawyer productivity and reducing legal costs. Our analytics include predictive coding, a machine learning technology which allows us to automatically classify millions of documents in a matter of hours. We offer email threading that looks at relationships between email messages to identify the most content-inclusive messages to avoid redundant review and we have language identification that can automatically identify the primary language in all documents in the data set. The collection of data is billed either by the unit or hour and the data that is processed and produced is billed per gigabyte, page or per file.

•

Forensics and Consulting: We provide the expertise and tools needed to extract and analyze digital evidence to support a client’s legal matter. Our forensics experts help extract critical evidence, recover any data that individuals may have sought to erase or hide, retrieve key data buried in documents and organize data contained in multiple information sources to give our clients the insight and knowledge they need. Our forensics and consulting services are billed either by hour or unit.

•	Professional Services: We manage complex eDiscovery matters and partner with our clients to assist them through the lifecycle of a case. Our professional services are billed on an hourly basis.
•

Managed Review: We use our extensive eDiscovery project management experience, technological excellence and global presence to provide clients with a secure, seamless and cost-effective managed review solution. We assemble review teams of experienced legal professionals for any type of case. Each team member is a qualified attorney who has passed a selective screening process and has received training from a KLDiscovery review manager to provide  efficient and defensible review of a client’s documents. Document review managers have extensive project management experience and can oversee the entire review process and work with the client’s legal team as an integrated partner. Our industry experts have developed advanced managed review processes and tools and deliver solutions in state-of-the-art facilities, have subject matter versatility, are platform agnostic, possess expert working knowledge of predictive coding and technology assisted review workflows, have multilingual capabilities and focus on quality. We bill our managed review on an hourly basis.

•

Hosting: We have flexible technology options and platforms to host our client’s data for the life of the matter. We offer secure data centers around the globe to support data across jurisdictions and compliance with privacy laws. Hosting is billed per gigabyte.

•

Subscription: We offer subscription pricing options to provide cost predictability over time. Subscriptions cover a range of our services and are typically a fixed fee billed monthly for contract terms averaging one to three years.

We classify our data recovery revenue as follows:

•	Data Recovery: We recover lost data from devices that store digital information, including data centers, cloud, business servers, workstations, laptops and mobile devices. Pricing is per device.
•

PowerControls and Data Recovery Software: We enable search and recovery of data from database files and physically sound devices. Pricing is typically an annual or multi-year agreement at a fixed price.

For the three months ended June 30, 2021 and 2020, our Legal Technology revenue was $70.7 million and $55.1 million, respectively, and our data recovery revenue was $11.0 million and $9.3 million, respectively. For the six months ended June 30, 2021 and 2020, our Legal Technology revenue was $134.4 million and $121.9 million, respectively, and our data recovery revenue was $22.7 million and $20.8 million, respectively. Additionally, we generally have longstanding relationships with our clients and for the three and six months ended June 30, 2021 and 2020, no single client accounted for more than 5% of our revenues.

Non-U.S. GAAP Financial Measures

We prepare financial statements in accordance with U.S. GAAP. We also disclose and discuss other non-U.S. GAAP financial measures such as EBITDA and adjusted EBITDA. Our management believes that these measures are relevant and provide useful supplemental information to investors by providing a baseline for evaluating and comparing our operating performance against that of other companies in our industry.

Our management believes EBITDA and Adjusted EBITDA reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, management fees and equity compensation, acquisition and transaction costs, restructuring costs, systems establishment and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, provides information about our cost structure and helps us to track our operating progress. We encourage investors and potential investors to carefully review our U.S. GAAP financial measures and compare them with our EBITDA and adjusted EBITDA. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry

Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•

Acquisition, financing and transaction costs generally represent non-ordinary course earn-out valuation changes, rating agency fees and letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

•

Strategic initiatives expenses relate to costs resulting from pursuing strategic business opportunities. We do not consider the amounts to be representative of the day-to-day operating performance of our business.

•

Stock compensation and other primarily represent portions of compensation paid to our employees and executives through stock-based instruments. Determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expenses recorded may not align with the actual value realized upon the future exercise or termination of the related stock-based awards. Therefore, we believe it is useful to exclude stock-based compensation to better understand the long-term performance of our core business.

•

Change in fair value of private warrants relates to changes in the fair market value of the Private Warrants issued in conjunction with the Business Combination. We do not consider the amount to be representative of a component of the day-to-day operating performance of our business.

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

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

The impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. In late 2020, COVID-19 vaccinations became available, and the vaccines were reported to be very effective against the original strain of the COVID-19 virus. As a result, government-imposed COVID-19 restrictions eased in the past few months, but the emergence of the new Delta variant of the virus has led to reinstatement of some restrictions as infection rates rise. The effectiveness of the vaccines against variants of the virus, including the Delta variant, is unclear. The Company modified employee travel and work locations, and cancelled certain events, among other actions taken in response to the pandemic. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 ranging from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program for the Company’s named executive officers and for the position of Vice-President and higher, but did not issue any additional stock options or RSUs in connection with the salary exchange program. As of June 2021, the Company ended the salary exchange program. The Company will continue to actively monitor the situation and may take further actions that alter its business operations, including actions as required by federal, state or local authorities or that it determines are in the best interests of its employees, customers, partners, suppliers and stockholders. Due to the evolving situation and the uncertainties as to the scope and duration of the COVID-19 pandemic, our business may be impacted in ways that we cannot predict.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), to provide emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred payroll taxes due in 2020 to 2021 and 2022. The Company continues to analyze other aspects of the CARES Act as well as similar tax legislation in other countries it operates in but does not believe this legislation will have a meaningful impact on its results.

For the three months ended June 30, 2021 compared with the three months ended June 30, 2020

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
(in millions)	2021	2020
Revenues	$81.7	$64.4
Cost of revenues	40.9	34.2
Gross profit	40.8	30.2
Operating expenses	36.6	31.7
Income (loss) from operations	4.2	(1.5)
Interest expense	12.5	13.0
Change in fair value of Private Warrants	0.3	-
Loss before income taxes	(8.6)	(14.5)
Income tax provision	0.3	0.4
Net loss	(8.9)	(14.9)
Total other comprehensive income, net of tax	0.7	2.7
Comprehensive loss	(8.2)	(12.2)

Revenues

Revenues increased by $17.3 million, or 26.9%, to $81.7 million for the three months ended June 30, 2021 as compared to $64.4 million for the three months ended June 30, 2020. This is due to an increase in Legal Technology revenue of $15.6 million, primarily due to an increase in managed review revenue of $10.2 million, and an increase in data recovery revenue of $1.7 million. The increase in Legal Technology revenue is due to higher volume of litigation, which is primarily the result of court systems that were closed due to the COVID – 19 pandemic in 2020 beginning to reopen. The increase in data recovery revenue is primarily due to the negative impact of COVID – 19 in 2020 and the subsequent rebound of demand in 2021.

Cost of Revenues

Cost of revenues increased by $6.7 million, or 19.6%, to $40.9 million for the three months ended June 30, 2021 as compared to $34.2 million for the three months ended June 30, 2020. This increase is primarily due to the increase in revenue including $7.9 million of increased wages expense due to the increased managed review revenues. These increases were partially offset by expense reduction measures implemented by management, which decreased occupancy expense by $1.4 million, as well as other smaller expense decreases. In addition, amortization expense decreased by $0.7 million, as the amount of assets that reached full amortization in 2020 was more than the amount of new assets placed into service. As a percentage of revenue, our cost of revenues for the three months ended June 30, 2021 decreased to 50.1% as compared to 53.1% for the three months ended June 30, 2020. This decrease was due to the factors noted above.

Gross Profit

Gross profit increased by $10.6 million, or 35.1%, to $40.8 million for the three months ended June 30, 2021 as compared to $30.2 million for the three months ended June 30, 2020. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended June 30, 2021 increased to 49.9% as compared to 46.9% for the three months ended June 30, 2020.

Operating Expenses

Operating expenses increased by $4.9 million, or 15.5%, to $36.6 million for the three months ended June 30, 2021 as compared to $31.7 million for the three months ended June 30, 2020. This increase is due to $1.6 million of lease termination costs, increased wages due to salary restoration and increased development headcount of $1.1 million, increased commissions of $1.1 million, increased severance of $0.9 million, and increased bonuses of $0.6 million. These increases were partially offset by decreases in depreciation and amortization expense of $1.5 million. As a percentage of revenue, our operating expenses for the three months ended June 30, 2021 decreased to 44.8% as compared to 49.2% for three months ended June 30, 2020.

Interest Expense

Interest expense decreased by $0.5 million, or 3.8%, to $12.5 million for the three months ended June 30, 2021 as compared to $13.0 million for the three months ended June 30, 2020. This decrease is primarily due to lower interest rates on the refinanced First Lien Facility, partially offset by an increase in outstanding debt, due to the refinancing discussed below in the Liquidity and Capital Resources section, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Income Tax Provision

During the three months ended June 30, 2021 and 2020, we recorded an income tax provision of $0.3 million and $0.4 million, respectively, resulting in an effective tax rate of (3.5)% and (2.8)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended June 30, 2021 increased from the three months ended June 30, 2020 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Adjusted EBITDA

	For the Three Months Ended June 30,
(in millions)	2021	2020
Net Loss	$(8.9)	$(14.9)
Interest expense	12.5	13.0
Income tax expense	0.3	0.4
Depreciation and amortization expense	9.8	12.0
EBITDA	$13.7	$10.5
Acquisition, financing and transaction costs	1.2	0.2
Stock compensation and other	1.0	0.8
Change in fair value of Private Warrants	0.3	-
Restructuring costs	1.0	0.1
Systems establishment	0.5	0.6
Adjusted EBITDA	$17.7	$12.2

For the six months ended June 30, 2021 compared with the six months ended June 30, 2020

The following table sets forth statements of operations data for each of the periods indicated:

	For the Six Months Ended June 30,
(in millions)	2021	2020
Revenues	$157.1	$142.7
Cost of revenues	78.3	73.7
Gross profit	78.8	69.0
Operating expenses	71.3	69.8
Income (loss) from operations	7.5	(0.8)
Interest expense	24.8	25.9
Change in fair value of Private Warrants	(1.7)	-
Loss on debt extinguishment	7.3	-
Other expense	(0.1)	0.1
Loss before income taxes	(22.8)	(26.8)
Income tax provision	0.9	0.6
Net loss	(23.7)	(27.4)
Total other comprehensive loss, net of tax	(1.8)	(1.7)
Comprehensive loss	(25.5)	(29.1)

Revenues

Revenues increased by $14.4 million, or 10.1%, to $157.1 million for the six months ended June 30, 2021 as compared to $142.7 million for the six months ended June 30, 2020. This is due to an increase in Legal Technology revenue of $12.5 million, primarily due to an increase in managed review revenue, and an increase in data recovery revenue of $1.9 million. The increase in Legal Technology revenue is due to the higher volume of litigation, which is primarily the result of court systems that were closed due to the COVID – 19 pandemic in 2020 beginning to reopen. The increase in data recovery revenue is primarily due to the negative impact of COVID – 19 in 2020 and the subsequent rebound of demand in 2021.

Cost of Revenues

Cost of revenues increased by $4.6 million, or 6.2%, to $78.3 million for the six months ended June 30, 2021 as compared to $73.7 million for the six months ended June 30, 2020. This is due to the increase in revenue, including $9.9 million of increased wages expense related to the increased managed review revenues. These increases were partially offset by expense reduction measures implemented by management, which decreased occupancy expense by $2.3 million, outsourced costs by $0.4 million, and travel and entertainment expense by $0.4 million, as well as other smaller expense decreases. In addition, amortization expense decreased by $1.5 million, as the amount of assets that reached full amortization in 2020 was more than the amount of new assets placed into service. As a percentage of revenue, our cost of revenues for the six months ended June 30, 2021 decreased to 49.8% as compared to 51.6% for the six months ended June 30, 2020. This decrease was due to the factors noted above.

Gross Profit

Gross profit increased by $9.8 million, or 14.2%, to $78.8 million for the six months ended June 30, 2021 as compared to $69.0 million for the six months ended June 30, 2020. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the six months ended June 30, 2021 increased to 50.2%, as compared to 48.4% for the six months ended June 30, 2020.

Operating Expenses

Operating expenses increased by $1.5 million, or 2.1%, to $71.3 million for the six months ended June 30, 2021 as compared to $69.8 million for the six months ended June 30, 2020. This increase is due to an increase of $2.5 million in lease termination costs incurred to optimize our real estate footprint, increased commissions of $1.4 million, increased wages due to salary restoration and increased development headcount of $0.7 million. These increases were partially offset by a decrease in depreciation and amortization expense of $2.8 million, a decrease in professional services of $0.9 million, a decrease in travel and entertainment expenses of $0.5 million and a decrease in marketing expenses of $0.6 million. As a percentage of revenue, our operating expenses for the six months ended June 30, 2021 decreased to 45.4% as compared to 48.9% for the six months ended June 30, 2020.

Interest Expense

Interest expense decreased by $1.1 million, or 4.2%, to $24.8 million for six months ended June 30, 2021, as compared to $25.9 million for the six months ended June 30, 2020. This decrease is primarily due to lower interest rates on the refinanced First Lien Facility partially offset by an increase in outstanding debt, due to the refinancing discussed below in the Liquidity and Capital Resources section, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Loss on Debt Extinguishment

For the six months ended June 30, 2021, we incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the 2016 Credit Agreement and Revolving Credit Facility.

Income Tax Provision

During the six months ended June 30, 2021 and 2020, we recorded an income tax provision of $0.9 million and $0.6 million, respectively, resulting in an effective tax rate of (3.9)% and (2.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the six months ended June 30, 2021 increased from the six months ended June 30, 2020 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rate.

Adjusted EBITDA

	For the Six Months Ended June 30,
(in millions)	2021	2020
Net Loss	$(23.7)	$(27.4)
Interest expense	24.8	25.9
Income tax expense	0.9	0.6
Depreciation and amortization expense	19.5	23.8
Extinguishment of debt	7.3	-
EBITDA	$28.7	$22.9
Acquisition, financing and transaction costs	2.0	0.3
Strategic initiatives:
Sign-on bonus amortization	-	0.2
Non-recoverable draw	-	0.3
Total strategic initiatives	-	0.5
Stock compensation and other	2.1	1.8
Change in fair value of Private Warrants	(1.7)	-
Restructuring costs	1.0	0.7
Systems establishment	0.9	1.0
Adjusted EBITDA	$33.1	$27.2

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility (our “Revolving Credit Facility”). We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivables within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can go on for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection on our accounts receivable. As of June 30, 2021, we had $42.9 million in cash compared to $51.2 million as of December 31, 2020. As of June 30, 2021, we had $518.1 million of outstanding borrowings compared to $503.5 million as of December 31, 2020. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of June 30, 2021.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of June 30, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. At June 30, 2021 and December 31, 2020, the balance due under the Convertible Debentures was $218.9 million and $214.5 million, respectively.

The Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

At any time, upon notice as set forth in the Debentures, the Debentures are redeemable at the Company’s option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval of our stockholders to allow for the full conversion of the Debentures into Common Stock, the Debentures are convertible into shares of the Company’s Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase Common Stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2021, the Company was in compliance with all   Debenture covenants.

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net cash provided by (used in):
Operating activities	$(2,535)	$8,730
Investing activities	$(7,343)	$(8,999)
Financing activities	$1,685	$(8,955)
Effect of foreign exchange rates	$(129)	$(84)
Net decrease in cash	$(8,322)	$(9,308)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2021, as compared to net cash provided by operating activities of $8.7 million for the six months ended June 30, 2020. The increase in net cash used is due to increased cash used by working capital of $16.6 million offset by a $5.4 million increase in cash proceeds from net loss plus non-cash items. The increase of cash used by working capital is driven by the increased cash outlay for managed review wages associated with increased managed review revenues. The increase in cash used in working capital for the period is primarily due to a $19.5 million increase in accounts receivable driven by the increase in revenue, partially offset by a $3.4 million decrease in prepaid expenses and other assets and a $0.5 million decrease in accounts payable and accrued expenses. In addition, Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2021, as compared to net cash used in investing activities of $9.0 million for the six months ended June 30, 2020. The decrease in cash used is due to a $3.1 million decrease in cash payments related to acquisitions, partially offset by a $1.4 million increase in purchases of property and equipment.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $1.7 million and related to the proceeds of long-term debt, net of original discount of $294.0 million, offset by the retirement of long-term debt of $289.0 million, debt acquisition costs of $2.0 million, debt payments of $0.8 million and capital lease obligations of $0.6 million. For the six months ended June 30, 2020, net cash used in financing activities was $9.0 million related to the payments of long-term debt of $8.5 million and capital lease obligations of $0.5 million.

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

Recent Accounting Pronouncements

There were no changes to our recent accounting pronouncements from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 18, 2021.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, we are often required to use estimates. These estimates are based on the facts, circumstances and information available, and may be based on subjective inputs, assumptions, information known to us and approximations of unknown information. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. There were no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 18, 2021.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $299 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at June 30, 2021 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.5 million. We do not currently hedge our interest rate exposure.

Exchange Rate Risk

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. The resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income” in our consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q.

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

During the three months ended June 30, 2021 and 2020, we generated the equivalent of $17.8 million and $15.0 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.2 million and $0.2 million for each of the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, we generated the equivalent of $34.0 million and $28.6 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the six-month period would have correspondingly changed our revenues by approximately $0.3 million for each of the six months ended June 30, 2021 and 2020. We do not currently hedge our exchange rate exposure.

Item 4.     Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, and in light of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021.

Our internal control over financial reporting did not result in the proper classification of the Private Warrants we issued in December 2019, which we determined to be as a result of a material weakness. This error in classification was brought to our attention when the SEC Staff issued the SEC Staff Statement addressing certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in December 2019. In response to this material weakness, our management is expending a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting.

(b)  Changes in internal control over financial reporting.

During the fiscal quarter ended June 30, 2021, we made changes to our internal control over financial reporting to remediate the material weakness in internal controls related to the accounting for the Private Warrants, as described above, including enhancing access to accounting literature, research materials and documents and increasing communication among our personnel. We have improved our processes to identify and appropriately apply applicable accounting requirements for significant or unusual transactions in order to more effectively evaluate the nuances of such transactions in the context of the increasingly complex accounting standards.  Our remediation plan is ongoing and will be continually reviewed to evaluate whether it is achieving its objectives. While we have made significant progress, this material weakness cannot be considered remediated until the enhanced controls have operated effectively for a sufficient period of time, and we can offer no assurance that our remediation efforts will ultimately have the intended effects.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 18, 2021 except as disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 as filed with the SEC on May 13, 2021.

Item 6.     Exhibits.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
10.1 *+	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Christopher Weiler.
10.2 *+	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Dawn Wilson.
10.3 *+	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Krystina Jones.
10.4 *+	KLDiscovery Inc. Non-Employee Director Compensation Program (as amended and restated, effective as of June 15, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Management contract and compensatory plan and arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 12, 2021