Form 10-Q
period 2021-09-30
KLDiscovery Inc.
filed 2021-11-12
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 42,684,549 of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Current assets
Cash and cash equivalents	$41,786	$51,201
Accounts receivable, net of allowance
for doubtful accounts of $10,339 and $8,513, respectively	97,551	83,985
Prepaid expenses	12,084	7,175
Other current assets	950	709
Total current assets	152,371	143,070
Property and equipment
Computer software and hardware	75,288	72,211
Leasehold improvements	27,182	27,271
Furniture, fixtures and other equipment	3,059	3,365
Accumulated depreciation	(83,966)	(77,697)
Property and equipment, net	21,563	25,150
Intangible assets, net	71,558	109,733
Goodwill	396,479	399,085
Other assets	2,781	2,708
Total assets	$644,752	$679,746
Current liabilities
Current portion of long-term debt, net	$3,000	$10,948
Accounts payable and accrued expense	35,398	33,504
Current portion of contingent consideration	970	695
Deferred revenue	3,881	3,955
Total current liabilities	43,249	49,102
Long-term debt, net	499,183	472,600
Deferred tax liabilities	6,769	7,335
Other liabilities	10,839	8,488
Total liabilities	560,040	537,525
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,637,315 and 42,529,017 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	384,689	385,387
Accumulated deficit	(308,676)	(255,424)
Accumulated other comprehensive income	8,695	12,254
Total stockholders' equity	84,712	142,221
Total liabilities and stockholders' equity	$644,752	$679,746

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues	$81,122	$72,301	$238,222	$214,953
Cost of revenues	41,852	37,738	120,161	111,472
Gross profit	39,270	34,563	118,061	103,481
Operating expenses
General and administrative	14,353	14,281	46,366	42,534
Research and development	2,770	1,828	7,341	5,134
Sales and marketing	9,765	9,155	29,338	29,460
Impairment of intangible asset	22,529	-	22,529	-
Depreciation and amortization	7,512	9,234	22,636	27,135
Total operating expenses	56,929	34,498	128,210	104,263

Income (loss) from operations	(17,659)	65	(10,149)	(782)

Other (income) expenses
Other (income) expense	(15)	11	10	102
Change in fair value of Private Warrants	64	-	(1,651)	-
Interest expense	12,792	12,371	37,584	38,303
Loss on debt extinguishment	-	-	7,257	-
Loss before income taxes	(30,500)	(12,317)	(53,349)	(39,187)
Income tax (benefit) provision	(969)	390	(97)	964

Net loss	$(29,531)	$(12,707)	$(53,252)	$(40,151)

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,812)	2,242	(3,559)	547
Total other comprehensive income (loss), net of tax	(1,812)	2,242	(3,559)	547
Comprehensive loss	$(31,343)	$(10,465)	$(56,811)	$(39,604)

Net loss per share - basic and diluted	$(0.69)	$(0.30)	$(1.25)	$(0.94)

Weighted average shares outstanding - basic and diluted	42,637,315	42,529,017	42,577,128	42,529,017

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2020	42,529,017	4	385,387	(255,424)	12,254	142,221
Share-based compensation	-	-	1,003	-	-	1,003
Exercise of stock options	4,465	-	34	-	-	34
Stock issued in exchanges for vested units	16,666	-	-	-	-	-
Warrants (See Note 2)	-	-	(3,810)	-	-	(3,810)
Foreign exchange translation		-	-	-	(2,462)	(2,462)
Net loss	-	-	-	(14,856)	-	(14,856)
Balance as of March 31, 2021	42,550,148	4	382,614	(270,280)	9,792	122,130
Share-based compensation	-	-	1,043	-	-	1,043
Exercise of stock options	211	-	4	-	-	4
Stock issued in exchanges for vested units	86,956	-	-	-	-	-
Foreign exchange translation	-	-	-	-	715	715
Net loss	-	-	-	(8,865)	-	(8,865)
Balance as of June 30, 2021	42,637,315	$4	$383,661	$(279,145)	$10,507	$115,027
Share-based compensation	-	-	1,028	-	-	1,028
Foreign exchange translation	-	-	-	-	(1,812)	(1,812)
Net loss	-	-	-	(29,531)	-	(29,531)
Balance as of September 30, 2021	42,637,315	$4	$384,689	$(308,676)	$8,695	$84,712

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$(205,498)	$7,307	$183,765
Share-based compensation	-	-	825	-	-	825
Foreign exchange translation	-	-	-	-	(4,428)	(4,428)
Net loss	-	-	-	(12,526)	-	(12,526)
Balance as of March 31, 2020	42,529,017	4	382,777	(218,024)	2,879	167,636
Share-based compensation	-	-	814	-	-	814
Foreign exchange translation	-	-	-	-	2,733	2,733
Net loss	-	-	-	(14,918)	-	(14,918)
Balance as of June 30, 2020	42,529,017	$4	$383,591	$(232,942)	$5,612	$156,265
Share-based compensation	-	-	913	-	-	913
Foreign exchange translation	-	-	-	-	2,242	2,242
Net loss	-	-	-	(12,707)	-	(12,707)
Balance as of September 30, 2020	42,529,017	$4	$384,504	$(245,649)	$7,854	$146,713

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating activities
Net loss	$(53,252)	$(40,151)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	29,400	36,063
Non-cash interest	14,240	14,360
Loss on extinguishment of debt	7,257	-
Stock-based compensation	2,998	2,552
Provision for losses on accounts receivable	2,640	3,059
Deferred income taxes	(567)	418
Change in fair value of contingent consideration	49	80
Change in fair value of Private Warrants	(1,651)	-
Impairment of intangible asset	22,529	-
Changes in operating assets and liabilities:
Accounts receivable	(16,477)	8,365
Prepaid expenses and other assets	(6,464)	(3,338)
Accounts payable and accrued expenses	(668)	4,734
Deferred revenue	(27)	(835)
Net cash provided by operating activities	7	25,307
Investing activities
Acquisitions, net of cash acquired	-	(3,124)
Purchases of property and equipment	(9,708)	(8,377)
Net cash used in investing activities	(9,708)	(11,501)
Financing activities
Issuance of common stock	38	-
Revolving credit facility - draws	-	29,000
Revolving credit facility - repayments	-	(29,000)
Payments for capital lease obligations	(846)	(688)
Debt acquisition costs	(2,031)	-
Proceeds long-term debt, net of original issue discount	294,000	-
Retirement of debt	(289,000)	-
Payments on long-term debt	(1,500)	(12,750)
Net cash provided by (used in) financing activities	661	(13,438)
Effect of foreign exchange rates	(375)	63
Net (decrease) increase in cash	(9,415)	431
Cash at beginning of period	51,201	43,407
Cash at end of period	$41,786	$43,838
Supplemental disclosure:
Cash paid for interest	$21,184	$24,857
Income tax refunds	$157	$311
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable
and accrued expenses on the consolidated balance sheets	$297	$21

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company,” “we” or “us”) is a leading global provider of electronic discovery, information governance and data recovery technology solutions for corporations, law firms, government agencies and individual consumers. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in McLean, Virginia. The Company has 32 locations in 19 countries, as well as 9 data centers and 17 data recovery labs globally.

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

Principles of consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of KLDiscovery and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The accompanying consolidated financial statements should be read in conjunction with the financial and risk factor information included in our Annual Report Form on 10-K for the fiscal year ended December 31, 2020, which we previously filed with the Securities and Exchange Commission (the “SEC”).

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and nine months ended September 30, 2021 and 2020, the Company did not have a single customer that represented more than five percent of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

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

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other (income) expense” in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

Cash and cash equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less when purchased to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding amounts monthly. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Accounts receivable are written off when deemed uncollectible by Company management during its monthly accounts receivable aging review. Recoveries of trade accounts receivable previously written off are recorded when received.

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

Depreciation expense totaled $2.8 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and includes amortization of assets recorded under capital leases. Depreciation expense totaled $8.4 million and $12.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $20.9 million and $18.5 million, net of accumulated amortization, as of September 30, 2021 and December 31, 2020, respectively.

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

In Q3, we negotiated the termination of our use of our license for the Kroll Ontrack and Kroll Discovery tradenames and executed the final agreements in October 2021. This significant change was a triggering event which resulted in an evaluation of impairment of our Kroll Ontrack and Kroll Discovery tradenames capitalized as part of our 2016 Kroll Ontrack acquisition. As a result, the Company recognized an impairment loss of $22.5 million in the third quarter of 2021, which was included in Impairment of intangible assets in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Amortization expense totaled $7.1 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively; $2.3 million and $3.0 million of which was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amortization expense totaled $21.0 million and $23.2 million for the nine months ended September 30, 2021 and 2020, respectively; $6.8 million and $8.9 million of which was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

The Company considered the COVID-19 pandemic as an indicator of impairment of the value of goodwill and intangible assets and performed a qualitative assessment in the third quarter of 2021. Management considered factors related to the COVID-19 pandemic such as impact to stock price, impacts to competitors due to the COVID-19 pandemic, changes in demand for the Company’s services, and updates to Company forecasts, among other factors. Management concluded that there was no impairment of goodwill and intangible assets during the nine months ended September 30, 2021.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt are presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums.

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

We provide Legal Technology services to our clients through several technology solutions including Nebula Ecosystem (“Nebula”) our internally developed end-to-end fully integrated proprietary solution. We also provide Data Recovery solutions.

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 (in thousands):

	2021 Q3 (unaudited)			2020 Q3 (unaudited)
	Consolidated	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula
Legal technology	$70,323	$63,261	$7,062	$62,036	$57,769	$4,267
Data recovery	$10,799	$10,799	$-	$10,265	$10,265	$-
Total revenue	$81,122	$74,060	$7,062	$72,301	$68,034	$4,267

	2021 September YTD (unaudited)			2020 September YTD (unaudited)
	Consolidated	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula
Legal technology	$204,760	$185,454	$19,306	$183,903	$170,240	$13,663
Data recovery	$33,462	$33,462	$-	$31,050	$31,050	$-
Total revenue	$238,222	$218,916	$19,306	$214,953	$201,290	$13,663

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

(1)

Legal Technology, including Nebula and our expansive suite of technology solutions, such as our end-to-end eDiscovery technology solutions, managed review solutions, collections, processing, analytics, hosting, production and professional services, and

(2)	Data recovery solutions, which provides data restoration, data erasure and data management services.

The Company generates the majority of its revenues by providing Legal Technology solutions to our clients. Most of the Company’s eDiscovery contracts are time and materials types of arrangements.

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

Other eDiscovery agreements are time and material arrangements that require the client to pay us based on the number of hours worked at contractually agreed-upon rates. The Company recognizes revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because it has a contractual right to consideration for services completed to date.

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

The Company offers term license subscriptions to Ontrack PowerControls software to customers with on-premises installations of the software pursuant to contracts that are historically one to four years in length. The term license subscriptions include maintenance and support, as well as access to future software upgrades and patches. The license and the additional support services are deemed to be one performance obligation, and thus revenue for these arrangements is recognized ratably over the term of the agreement.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $1.0 million and $0.9 million at September 30, 2021 and December 31, 2020, respectively.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of private warrants in the Condensed Consolidated Statement of Comprehensive Loss. The fair value of the Private Warrants was $2.2 million as of September 30, 2021.

To estimate the fair value of the Private Warrants as of December 31, 2020 and September 30, 2021, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

December 31, 2020 & September 30, 2021

Expected volatility	16.00%
Expected term (in years)	3.97
Risk free interest rate	1.74%
Dividend yield	0.00%
Exercise Price	$11.50
Fair value of Common Stock	$8.05

The Company’s use of a Black Scholes model required the use of the following inputs, including assumptions:

•

Expected volatility – as of the valuation date, the Public Warrants (as defined in Note 7) and the Common Stock were traded and their market prices were used to infer the expected annual volatility of the Common Stock. The expected volatility is used to value the Private Warrants.

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended September 30, 2021 and December 31, 2020 (in thousands):

Balance at December 31, 2019	$822
Change in fair value of contingent consideration	98
Balance at December 31, 2020	920
Private warrants	3,810
Change in fair value of Private Warrants	(1,651)
Change in fair value of contingent consideration	49
Balance at September 30, 2021	$3,128

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

Rent expense totaled $2.7 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense totaled $8.5 million and $11.0 million for the nine months ended September 30, 2021 and 2020, respectively.

For periods subsequent to September 30, 2021, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

September 30,	Capital Leases	Operating Leases
2021 (3 months)	$1,193	$2,235
2022	1,582	8,817
2023	813	8,251
2024	-	7,133
2025	-	3,798
Thereafter	-	2,552
Total	$3,588	$32,786
Less interest on lease obligations	(258)
	3,330
Less current portion	(2,590)
Non-current portion	$740

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	September 30, 2021	December 31, 2020
First lien facility due 2022	$-	$289,000
Convertible debenture notes due 2024	221,115	214,541
2021 Credit Agreement due 2026	298,500	-
Total debt	519,615	503,541
Less: unamortized original issue discount	(15,600)	(16,126)
Less: unamortized debt issuance costs	(1,832)	(3,867)
Total debt, net	502,183	483,548

Current portion of debt	3,000	17,000
Less: current portion of unamortized original issue discount	-	(4,312)
Less: current portion of unamortized debt issuance costs	-	(1,740)
Total current portion of debt, net	3,000	10,948
Total long-term debt, net	$499,183	$472,600

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”) entered into a new secured credit agreement (the “2021 Credit Agreement”). Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement (as defined below).

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the “Revolving Credit Loans”). The Delayed Draw Term Loans are available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw

Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 16, 2026 or six months prior to maturity of our Debentures (as defined below) due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of September 30, 2021.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of September 30, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement (the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (“First Lien Facility”) and $125.0 million (“Second Lien Facility”) were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022 (the “Revolving Credit Facility”). The First Lien Facility and the Revolving Credit Facility were repaid and retired on February 8, 2021 and the Second Lien Facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment during 2021 of $7.3 million in connection with the retirement of the 2016 Credit Agreement and Revolving Credit Facility.

Convertible Debentures

On December 19, 2019, the Company issued 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. At September 30, 2021 and December 31, 2020, the balance due under the Convertible Debentures was $221.1 million and $214.5 million, respectively.

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

Subject to approval of our stockholders to allow for the full conversion of the Debentures into Common Stock, the Debentures are convertible into shares of the Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase Common Stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2021, the Company was in compliance with all covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”).  The Compensation Committee of the Board did not increase the share reserve under the 2019 Plan in 2020. As of September 30, 2021, 9,626,451 shares of Common Stock were reserved under the 2019 Plan, of which 1,903,955 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options Outstanding, December 31, 2020	4,260,753	$8.46	9.0	$54
Granted	1,277,771	8.03
Exercised	(4,676)	8.00
Forfeited	(350,928)	8.27
Expired	(56,517)	8.12
Options Outstanding, September 30, 2021	5,126,403	$8.37	8.6	$5

Options Vested and Exercisable, September 30, 2021	1,352,295	$8.46	8.3	$-
Options Vested and Expected to Vest, September 30, 2021	5,126,403	$8.37	8.6	$5

(1)	Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total fair value of stock options granted	$2,293	$9,241
Total fair value of options vested	369	-

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire 10 years from the date of grant or within 90 days of termination of employment or service. The weighted-average fair value per share of time-based vesting stock options granted by us was $1.79, and $2.19, during the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, and 2020 the Company recognized $1.0 million and $0.9 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the nine months ended September 30, 2021 and 2020, the Company recognized $3.0 million and $2.5 million of stock-based compensation expense, respectively, in connection with time-based stock options. As of September 30, 2021, there was $5.1 million of unrecognized stock-based compensation expense related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of 1.61 years.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the nine months ended September 30, 2021 and 2020. The following table summarizes the assumptions used in the valuation models to determine the fair value of stock options granted to employees and non-employee directors:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Expected volatility	44.06% - 44.61%	37.63% - 41.24%
Expected term (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.70% - 1.00%	1.43% - 0.30%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and nine months ended September 30, 2021 and 2020, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resemble the expected life of the option.

Stock-based award activity

During the nine months ended September 30, 2021 the Company granted 90,324 restricted stock units (“RSUs”) to certain non-employee directors. Each non-employee director receives an initial RSU grant on the date of their election or appointment to the Board and a subsequent annual RSU grant during their continued service as a non-employee director, subject to three and one-year vesting periods, respectively. Accordingly, the Company recognizes the grant-date fair value of the stock awards, ratably over the vesting period. During each of the three months ended September 30, 2021 and 2020, the Company recognized $0.2 million as stock-based compensation expense related to these grants, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.5 million and $0.2 million as stock-based compensation expense related to these grants, respectively.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cost of revenues	$340	$339	$1,030	$1,020
General and administrative	394	350	1,200	841
Research and development	73	65	209	205
Sales and marketing	195	159	559	486
Total	$1,002	$913	$2,998	$2,552

Performance –based restricted stock units

The Company granted RSUs to certain employees and non-employee directors which are subject to certain vesting criteria. The RSUs granted to employees become eligible to begin vesting upon a liquidity event (as defined in the award agreements governing the RSUs). The amount and timing of the vesting of the RSUs depends on the type and timing of the liquidity event as it relates to the Closing Date. Generally, a portion of the RSUs will first vest upon the occurrence of the liquidity event and the remainder will vest in up to three annual installments thereafter, provided that if the liquidity event occurs after the third anniversary of the Closing Date, all RSUs will vest immediately upon the liquidity event. The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

RSU activity

The following table summarizes the Company’s RSU activity:

Description	RSUs Outstanding
Balance at December 31, 2020	1,290,432
Granted	434,538
Vested	(103,622)
Forfeited	(97,835)
Expired	-
Balance at September 30, 2021	1,523,513

The Company determined the achievement of the liquidity event was not probable and therefore no expense related to these awards was recorded during the three and nine months ended September 30, 2021 and 2020.

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

Note 8 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $1.0 million and a provision of $0.4 million, respectively, resulting in an effective tax rate of 3.3% and (3.3)%, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $0.1 million and a provision of $1.0 million, respectively, resulting in an effective tax rate of 0.2% and (2.6)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, state taxes and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the Company’s financial position and results of operations as of September 30, 2021.

The Company has two letters of credit totaling $0.6 million as of September 30, 2021 as additional security for lease guarantees related to leased properties.

Risks and Uncertainties

Impacts of the COVID-19 pandemic on the Company’s Business

The future impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. In late 2020, COVID-19 vaccinations became available, and the vaccines were reported to be very effective against the original strain of the COVID-19 virus. As a result, government-imposed COVID-19 restrictions eased in the first half of 2021, but the emergence of the new Delta variant of the virus has led to reinstatement of some restrictions as infection rates rise. The effectiveness of the vaccines against variants of the virus, including the Delta variant, is unclear. The Company has modified employee travel and work locations, and cancelled certain events, among other actions taken in response to the pandemic. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 ranging from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program for the Company’s named executive officers and for the position of Vice-President and higher but did not issue any additional stock options or RSUs in connection with the salary exchange program. As of June 2021, the Company ended the salary exchange program. The Company will continue to actively monitor the situation and may reinstate certain of the measures described above or take further actions that alter its business operations, including actions as required by federal, state or local authorities or that it determines are in the best interests of its employees, customers, partners, suppliers and stockholders. Due to the evolving situation and the uncertainties as to the scope and duration of the COVID-19 pandemic, our business may be impacted in ways that we cannot predict.

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

Note 10 – Related parties

As of September 30, 2021, $110.6 million, including paid-in kind interest, of the Company’s Debentures, are held by affiliates of MGG Investment Group, an affiliate of a director of the Company. For the three months ended September 30, 2021 and 2020, the Company recognized $6.4 million and $3.1 million in interest expense, respectively and for the nine months ended September 30, 2021 and 2020, the Company recognized $9.6 million and $9.0 million in interest expense, respectively, related to Debentures owned by the MGG Investment Group.

Note 11 – Subsequent events

The Company has evaluated subsequent events since the date on which these financial statements were issued through the date on which this Quarterly Report on Form 10-Q was filed, and did not identify any additional items for disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933 (the “Securities Act”), our annual report to shareholders and other public statements we may make, may contain statements that are considered “forward-looking statements” within the meaning of U.S. securities laws and as such are not historical facts. This includes, without limitation, statements regarding our financial position, our business strategy and management’s plans and objectives, including, without limitation, statements regarding our development and enhancement of our technology and market shifts or trends, and statements regarding the impacts of the COVID-19 pandemic on our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate solely to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. For example, when we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in this Report. These risks and uncertainties may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of Pivotal Acquisition Corp.’s acquisition of the outstanding shares of LD Topco, Inc. via a reverse capitalization (the “Business Combination”), (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three and nine months ended September 30, 2021.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Overview

KLD is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, government agencies and individuals. We solve complex legal, regulatory and data challenges for our clients around the world by leveraging our proprietary software and innovative technology-based solutions. We have broad geographical coverage in the eDiscovery and data recovery industries with 32 locations in 19 countries, as well as 9 data centers and 17 data recovery labs globally. Our integrated proprietary technology solutions enable the efficient and accurate collection, processing, transmission, review and/or recovery of complex and large-scale enterprise data. In conjunction with proprietary technology, we provide immediate expert consultation and 24/7/365 support wherever a customer is located worldwide, which empowers us to become a “first-call” partner for mission-critical, time-sensitive, or nuanced eDiscovery and data recovery challenges. We are continuously innovating to provide a more reliable, secure and seamless experience when tackling various “big data” volume, velocity, and veracity challenges. A key example of our purpose-built innovation is Nebula, our flagship, end-to-end artificial intelligence/machine learning, or AI/ML, powered solution that serves as a singular platform of engagement for legal data.

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

The eDiscovery and information governance market is highly fragmented. While many of our competitors rely on third party software tools to provide their services, we offer our services utilizing our own end-to-end proprietary tools as well as third party platforms. Because we can provide service offerings utilizing proprietary technology, we have more flexibility in pricing, and we are not hindered by third party licensing software expenses.

Historically, on-premise tools have been the dominant method of deployment for eDiscovery and information governance solutions. However, recently, the market has been shifting to cloud-based solutions and this shift could result in increased revenue for us as we offer our own proprietary cloud-based solutions.

We offer a broad suite of unique offerings that make us a provider of choice for our customers. Our core products include Nebula, EDR, and Relativity®. Nebula offers end-to-end eDiscovery management in a single tool, enabling clients to efficiently analyze, process, review, and manage large data sets. EDR and Relativity are two platforms for hosted review, the former facilitates the eDiscovery search and review process in a single tool and the latter is a licensed platform focused on document review that provides our clients additional optionality for data hosting solutions. Whether our clients use our proprietary platforms, Nebula and EDR, or third-party licensed platforms, such as Relativity, we offer many complementary proprietary solutions that we developed using cutting-edge AI/ML algorithms to enhance workflow efficiency and user experience.

Importantly, we provide 24/7/365 customer service to enable our clients to utilize the full power of our technology solutions and focus on their core business activities.

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

For the three months ended September 30, 2021 and 2020, our Legal Technology revenue was $70.3 million and $62.0 million, respectively, and our data recovery revenue was $10.8 million and $10.3 million, respectively. For the three months ended September 30, 2021 and 2020, Legal Technology revenue from our technology solutions other than Nebula was $63.3 million and $57.8 million respectively, and revenue from for Nebula was $7.1 million and $4.3 million, respectively. For the nine months ended September 30, 2021 and 2020, our Legal Technology revenue was $204.8 million and $183.9 million, respectively, and our data recovery revenue was $33.5 million and $31.1 million, respectively. For the nine months ended September 30, 2021 and 2020, Legal Technology revenue from our technology solutions other than Nebula was $185.5 million and $170.2 million respectively, and from Nebula was $19.3 million and $13.7 million, respectively. Additionally, we generally have longstanding relationships with our clients and for the three and nine months ended September 30, 2021 and 2020, no single client accounted for more than five percent of our revenues.

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

Our management believes EBITDA and Adjusted EBITDA reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, management fees and equity compensation, acquisition and transaction costs, restructuring costs, systems establishment and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, provides information about our cost structure and helps us to track our operating progress. We encourage investors and potential investors to carefully review our U.S. GAAP financial measures and compare them with our EBITDA and adjusted EBITDA. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), extinguishment of debt, impairment losses, and depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

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

•

Stock compensation and other primarily represent portions of compensation paid to our employees and executives through stock-based instruments. Determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expenses recorded may not align with the actual value realized upon the future exercise or termination of the related stock-based awards. Additionally, stock compensation is a non-cash expense. Therefore, we believe it is useful to exclude stock-based compensation to better understand the long-term performance of our core business.

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

The use of EBITDA and adjusted EBITDA instead of U.S. GAAP measures has limitations as an analytical tool, and adjusted EBITDA should not be considered in isolation, or as a substitute for analysis of our results of operations and operating cash flows as reported under U.S. GAAP. For example, EBITDA and adjusted EBITDA do not reflect:

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

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

The future impacts of the ongoing COVID-19 pandemic on the Company’s business are currently not estimable or determinable. In late 2020, COVID-19 vaccinations became available, and the vaccines were reported to be very effective against the original strain of the COVID-19 virus. As a result, government-imposed COVID-19 restrictions eased during the first half of 2021, but the emergence of the new Delta variant of the virus has led to reinstatement of some restrictions as infection rates rise. The effectiveness of the vaccines against variants of the virus, including the Delta variant, is unclear. The Company modified employee travel and work locations, and cancelled certain events, among other actions taken in response to the pandemic. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 ranging from 2% to 20% in exchange for receiving 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program for the Company’s named executive officers and for the position of Vice-President and higher but did not issue any additional stock options or RSUs in connection with the salary exchange program. As of June 2021, the Company ended the salary exchange program. The Company will continue to actively monitor the situation and may reinstate certain of the measures described above or take further actions that alter its business operations, including actions as required by federal, state or local authorities or that it determines are in the best interests of its employees, customers, partners, suppliers and stockholders. Due to the evolving situation and the uncertainties as to the scope and duration of the COVID-19 pandemic, our business may be impacted in ways that we cannot predict.

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

For the three months ended September 30, 2021 compared with the three months ended September 30, 2020

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
(in millions)	2021	2020
Revenues	$81.1	$72.3
Cost of revenues	41.9	37.7
Gross profit	39.2	34.6
Operating expenses, including impairment of $22.5	56.9	34.5
Income (loss) from operations	(17.7)	0.1
Interest expense	12.8	12.4
Change in fair value of Private Warrants	0.1	-
Loss before income taxes	(30.5)	(12.3)
Income tax (benefit) provision	(1.0)	0.4
Net loss	(29.5)	(12.7)
Total other comprehensive income, net of tax	(1.8)	2.2
Comprehensive loss	(31.3)	(10.5)

Adjusted EBITDA

	For the Three Months Ended September 30,
(in millions)	2021	2020
Net Loss	$(29.5)	$(12.7)
Interest expense	12.8	12.4
Income tax (benefit) provision	(1.0)	0.4
Extinguishment of debt	-	-
Impairment of intangible asset	22.5	-
Depreciation and amortization expense	9.9	12.2
EBITDA	$14.7	$12.3
Acquisition, financing and transaction costs	0.5	1.3
Stock compensation and other	1.0	1.0
Change in fair value of Private Warrants	0.1	-
Restructuring costs	-	1.6
Systems establishment	0.5	0.5
Adjusted EBITDA	$16.8	$16.7

Revenues

Revenues increased by $8.8 million, or 12.2%, to $81.1 million for the three months ended September 30, 2021 as compared to $72.3 million for the three months ended September 30, 2020. This is due to an increase in Legal Technology revenue of $8.3 million, including an increase of $5.5 million from our technology solutions other than Nebula and an increase of $2.8 million from Nebula, and an increase in data recovery revenue of $0.5 million. The increase in Legal Technology revenue is due to higher volume of litigation, which is primarily the result of court systems that were closed due to the COVID-19 pandemic in 2020 reopening in 2021. The increase in data recovery revenue is due to the negative impact of the COVID-19 pandemic in 2020 and the subsequent rebound of demand in 2021.

Cost of Revenues

Cost of revenues increased by $4.2 million, or 11.1%, to $41.9 million for the three months ended September 30, 2021 as compared to $37.7 million for the three months ended September 30, 2020. This increase is primarily due to increased wages of approximately $4.9 million for document reviewers due to increased managed review revenue, and the lifting of temporary expense reduction measures enacted in 2020 in response to the COVID-19 pandemic, increased software costs of $0.5 million, and increased healthcare costs of $0.4 million. These increases were partially offset by expense reduction measures implemented by management, which decreased occupancy expense by $1.0 million, as well as other smaller expense decreases. In addition, amortization expense decreased by $0.7 million, as the amount of assets that reached full amortization in 2020 was more than the amount of new assets placed into service. As a percentage of revenue, our cost of revenues for the three months ended September 30, 2021 decreased to 51.7% as compared to 52.1% for the three months ended September 30, 2020. This decrease was due to the factors noted above.

Gross Profit

Gross profit increased by $4.6 million, or 13.3%, to $39.2 million for the three months ended September 30, 2021 as compared to $34.6 million for the three months ended September 30, 2020. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended September 30, 2021 increased to 48.3% as compared to 47.9% for the three months ended September 30, 2020.

Operating Expenses

Operating expenses increased by $22.4 million, or 64.9%, to $56.9 million for the three months ended September 30, 2021 as compared to $34.5 million for the three months ended September 30, 2020. This increase is due to a $22.5 million impairment charge recorded in 2021 associated with our trademark intangible assets, increased wages of $2.0 million for increased development headcount and increased commissions of $0.8 million. These increases were partially offset by decreases in depreciation and amortization expense of $1.7 million and decreased severance expense of $0.8 million. As a percentage of revenue, our operating expenses for the three months ended September 30, 2021 increased to 70.2% as compared to 47.7% for three months ended September 30, 2020.

Interest Expense

Interest expense increased by $0.4 million, or 3.2%, to $12.8 million for the three months ended September 30, 2021 as compared to $12.4 million for the three months ended September 30, 2020. This increase is primarily due to an increase in outstanding debt partially offset by lower interest rates on the refinanced First Lien Facility due to the refinancing discussed below in the Liquidity and Capital Resources section, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Income Tax (Benefit) Provision

During the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $1.0 million and a provision of $0.4 million, respectively, resulting in an effective tax rate of 3.3% and (3.3)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended September 30, 2021 decreased from the three months ended September 30, 2020 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

For the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

The following table sets forth statements of operations data for each of the periods indicated:

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Revenues	$238.2	$215.0
Cost of revenues	120.1	111.5
Gross profit	118.1	103.5
Operating expenses, including impairment of $22.5	128.2	104.3
Income (loss) from operations	(10.1)	(0.8)
Interest expense	37.6	38.3
Change in fair value of Private Warrants	(1.7)	-
Loss on debt extinguishment	7.3	-
Other expense	-	0.1
Loss before income taxes	(53.3)	(39.2)
Income tax (benefit) provision	(0.1)	1.0
Net loss	(53.2)	(40.2)
Total other comprehensive loss, net of tax	(3.6)	0.6
Comprehensive loss	(56.8)	(39.6)

Adjusted EBITDA

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Net Loss	$(53.3)	$(40.2)
Interest expense	37.6	38.3
Income tax (benefit) provision	(0.1)	1.0
Extinguishment of debt	7.3	-
Impairment of intangible asset	22.5	-
Depreciation and amortization expense	29.4	36.1
EBITDA	$43.4	$35.2
Acquisition, financing and transaction costs	2.5	1.6
Strategic initiatives:
Sign-on bonus amortization	-	0.2
Non-recoverable draw	-	0.3
Total strategic initiatives	-	0.5
Stock compensation and other	3.2	2.7
Change in fair value of Private Warrants	(1.7)	-
Restructuring costs	1.0	2.3
Systems establishment	1.4	1.6
Adjusted EBITDA	$49.9	$43.8

Revenues

Revenues increased by $23.2 million, or 10.8%, to $238.2 million for the nine months ended September 30, 2021 as compared to $215.0 million for the nine months ended September 30, 2020. This is due to an increase in Legal Technology revenue of $20.9 million, including an increase of $15.2 million from our technology solutions other than Nebula and an increase of $5.7 million from Nebula, and an increase in data recovery revenue of $2.4 million. The increase in Legal Technology revenue is due to the higher volume of litigation, which is primarily the result of court systems that were closed due to the COVID-19 pandemic in 2020 reopening in 2021. The increase in data recovery revenue is primarily due to the negative impact of the COVID-19 pandemic in 2020 and the subsequent rebound of demand in 2021.

Cost of Revenues

Cost of revenues increased by $8.7 million, or 7.8%, to $120.2 million for the nine months ended September 30, 2021 as compared to $111.5 million for the nine months ended September 30, 2020. This increase is primarily due to increased wages of $14.2 million for document reviewers due to increased managed review revenues These increases were partially offset by expense reduction measures implemented by management, which decreased occupancy expense by $3.3 million, communications costs by $0.5 million, outsourced costs by $0.4 million, and travel and entertainment expense by $0.2 million. Additionally, severance expense was $0.7 million less in 2021 compared to 2020 due to severance expense incurred as part of restructuring in 2020. Amortization expense decreased by $2.2 million, as the amount of assets that reached full amortization in 2020 was more than the amount of new assets placed into service. As a percentage of revenue, our cost of revenues for the nine months ended September 30, 2021 decreased to 50.5% as compared to 51.9% for the nine months ended September 30, 2020. This decrease was due to the factors noted above.

Gross Profit

Gross profit increased by $14.5 million, or 14.0%, to $118.0 million for the nine months ended September 30, 2021 as compared to $103.5 million for the nine months ended September 30, 2020. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the nine months ended September 30, 2021 increased to 49.5%, as compared to 48.1% for the nine months ended September 30, 2020.

Operating Expenses

Operating expenses increased by $23.9 million, or 22.9%, to $128.2 million for the nine months ended September 30, 2021 as compared to $104.3 million for the nine months ended September 30, 2020. This increase is due to the $22.5 million impairment charge recorded in 2021 associated with our intangible assets, increased lease termination costs incurred to optimize our real estate footprint of $1.6 million, increased commissions of $2.4 million, increased wages due to salary restoration and increased development headcount of $3.0 million. These increases were partially offset by a decrease in depreciation and amortization expense of $4.5 million, a decrease in professional services fees of $0.7 million, a decrease in travel and entertainment expenses of $0.4 million and a decrease in marketing expenses of $0.8 million. As a percentage of revenue, our operating expenses for the nine months ended September 30, 2021 increased to 53.8% as compared to 48.5% for the nine months ended September 30, 2020.

Interest Expense

Interest expense decreased by $0.7 million, or 1.8%, to $37.6 million for nine months ended September 30, 2021, as compared to $38.3 million for the nine months ended September 30, 2020. This decrease is primarily due to lower interest rates on the refinanced First Lien Facility, partially offset by an increase in outstanding debt, due to the refinancing discussed below in the Liquidity and Capital Resources section, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Loss on Debt Extinguishment

For the nine months ended September 30, 2021, we incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the 2016 Credit Agreement and Revolving Credit Facility.

Income Tax (Benefit) Provision

During the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $0.1 million and a provision of $1.0 million, respectively, resulting in an effective tax rate of 0.2% and (2.6)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility (our “Revolving Credit Facility”). We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected on the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect on our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can go on for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of September 30, 2021, we had $41.8 million in cash compared to $51.2 million as of December 31, 2020. As of September 30, 2021, we had $520.0 million of outstanding borrowings compared to $503.5 million as of December 31, 2020. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities.

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”) entered into a new secured credit agreement (the “2021 Credit Agreement”). Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement (as defined below).

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the “Revolving Credit Loans”). The Delayed Draw Term Loans are available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of September 30, 2021.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of September 30, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement (the “2016 Credit Agreement”) with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. (the “Initial Term Loans”). The Initial Term Loan borrowings of $340.0 million (“First Lien Facility”) and $125.0 million (“Second Lien Facility”) were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022 (the “Revolving Credit Facility”). The First Lien Facility and the Revolving Credit Facility were repaid and retired on February 8, 2021 and the Second Lien Facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the 2016 Credit Agreement and Revolving Credit Facility.

Convertible Debentures

On December 19, 2019, the Company issued 8% convertible debentures (“Debentures”) due 2024 in an aggregate principal amount of $200 million. At September 30, 2021 and December 31, 2020, the balance due under the Convertible Debentures was $221.1 million and $214.5 million, respectively.

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

Subject to approval of our stockholders to allow for the full conversion of the Debentures into Common Stock, the Debentures are convertible into shares of the Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase Common Stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2021, the Company was in compliance with all   Debenture covenants.

Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 were as follows:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net cash provided by (used in):
Operating activities	$7	$25,307
Investing activities	$(9,708)	$(11,501)
Financing activities	$661	$(13,438)
Effect of foreign exchange rates	$(375)	$63
Net decrease in cash	$(9,415)	$431

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $0.007 million for the nine months ended September 30, 2021, as compared to net cash provided by operating activities of $25.3 million for the nine months ended September 30, 2020. The decrease in net cash provided is due to increased cash used by working capital of $32.6 million partially offset by a $7.3 million decrease in cash used by net loss plus non-cash items. The increase of cash used by working capital is driven by the increased cash outlay for document reviewers associated with increased revenues. The increase in cash used by working capital for the period is primarily due to a $24.8 million increase in accounts receivable driven by the increase in revenue, a $3.1 million increase in cash used to settle outstanding prepaid expenses and other assets and a $5.4 million increase in cash used to settle outstanding accounts payable and accrued expenses. Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $9.7 million for the nine months ended September 30, 2021 as compared to net cash used in investing activities of $11.5 million for the nine months ended September 30, 2020. The decrease in cash used is due to a $3.1 million decrease in cash payments related to acquisitions, partially offset by a $1.3 million increase in purchases of property and equipment.

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $0.7 million, related to the proceeds of long-term debt, net of original discount of $294.0 million, offset by the retirement of long-term debt of $289.0 million, debt issuance costs of $2.0 million, debt payments of $1.5 million and capital lease obligations of $0.8 million. For the nine months ended September 30, 2020, net cash used in financing activities was $13.4 million related to the payments of long-term debt of $12.8 million and capital lease obligations of $0.7 million.

Recent Accounting Pronouncements

There were no changes to our recent accounting pronouncements from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 18, 2021 (our “Annual Report”).

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, we are often required to use estimates. These estimates are based on the facts, circumstances and information available, and may be based on subjective inputs, assumptions, information known to us and approximations of unknown information. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. There were no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 18, 2021.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at September 30, 2021 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.5 million. We do not currently hedge our interest rate exposure.

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

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other expense” in our condensed consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

During the three months ended September 30, 2021 and 2020, we generated the equivalent of $15.0 million and $13.3 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.1 million and $0.1 million for each of the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, we generated the equivalent of $46.3 million and $41.9 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the six-month period would have correspondingly changed our revenues by approximately $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. We do not currently hedge our exchange rate exposure.

Item 4.     Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

(b)  Changes in internal control over financial reporting.

During the nine months ended September 30, 2021, we made changes to our internal control over financial reporting to remediate the previously reported material weakness in internal controls related to the accounting for the Private Warrants including enhancing access to accounting literature, research materials and documents and increasing communication among our personnel. We have improved and tested the operating effectiveness of our new processes to identify and appropriately apply applicable accounting requirements for significant or unusual transactions in order to more effectively evaluate the nuances of such transactions in the context of the increasingly complex accounting standards.

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

Item 1A.  Risk Factors.

RISK FACTOR SUMMARY

Our business is subject to numerous risks. The summary below highlights some of the risks you should consider with respect to our business. Additional risks, beyond those summarized below or discussed in this section, may also adversely impact our business, financial condition and results of operation. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors” below, which includes a more complete discussion of the risks summarized here.

Privacy and Cybersecurity Risks

•	Our actual or perceived failure to comply with legal and other requirements related to privacy and information security could adversely affect our business and reputation.
•	Our products, SaaS offerings, website and networks may be subject to disruption or unauthorized access that could adversely affect our reputation and business.

Risks Related to Our Business and Industry

•	An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have an ongoing adverse effect on our business.
•	We operate in highly competitive markets and our inability to compete may adversely affect our business.
•	Our continued growth largely depends upon achieving market acceptance of Nebula.
•	Our business depends on clients increasing their use of our solutions and services.
•	If we are unable to attract new clients, our business, financial condition and results of operations will be adversely affected.

Technology and Intellectual Property Related Risks

•	Our inability to successfully recover from a continuity event could impair our ability to deliver our solutions and adversely affect our business.
•	Defects in our product offerings could impair our ability to deliver our solutions, expose us to liability, damage our brand or reputation or otherwise harm our business.
•	Our failure to comply with the terms of third-party open source software licenses for certain components of our products and solutions could restrict our ability to provide our products and services.
•	The unavailability of third-party technology could adversely impact our business.

Other Business Risks

•	We have a history of losses and may not be able to achieve or sustain profitability.
•	Our growth depends on our ability to continue to attract and retain senior management team members and key employees.
•	If we are unable to maintain, promote or expand our brand, our brand and business could be adversely affected.
•	Risks related to acquisitions and integration of acquired businesses could have an adverse effect on our business.
•	Our international business operations subject our business to additional risks.

Legal and Regulatory Risks

•	Failure to comply with export controls, trade and economic sanctions laws and regulations could result in legal liability and adversely affect our reputation and business.

•	Our failure to comply with the anti-corruption laws and regulations could adversely affect our reputation and business.
•	The legal industry is highly regulated and we are or may become subject to a wide range of laws and regulations, and any failure to comply with them may adversely affect our business.
•	Litigation could have an adverse effect on us.
•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to our Substantial Indebtedness

•	Our substantial levels of indebtedness could adversely affect our business.
•	The terms of our existing indebtedness restrict our actions, which could adversely affect our business.

Risks Related to our Common Stock

•	There is currently no active public market for our common stock and one may not develop.
•	The trading price of our common stock may be volatile.
•	Coverage of our business by analysts, or the absence thereof, could adversely affect our stock price and trading volume.
•	We may issue additional equity securities, which would dilute existing ownership interests and may depress the market price of our common stock.
•	If we comply with reduced reporting and disclosure requirements available to us, our common stock may become less attractive to investors.

Other Miscellaneous Risks

•	Failure to maintain an effective system of internal control over financial reporting could adversely affect our business and stock price.
•

If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	Our second amended and restated certificate of incorporation contains anti-takeover provisions that could adversely affect stockholders’ rights.

RISK FACTORS

An investment in our securities carries a significant degree of risk. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common stock. Additionally, the COVID-19 pandemic may amplify many of the risks discussed below to which we are subject and, given the unpredictable, unprecedented and fluid nature of the pandemic, it may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not currently consider to present significant risk. Therefore, we are unable to estimate the extent to which the pandemic and its related impacts will adversely affect our business, financial condition and results of operations.

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

Privacy and Cybersecurity Risks

We collect, store, transmit, use, disclose and otherwise process personal and other regulated or confidential data, primarily on behalf of our clients, which subjects us to laws, governmental regulation and other legal and contractual obligations related to privacy and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and reputation.

We collect, store, transmit, use, disclose and otherwise process, which we refer to herein as “Process” or “Processing,” data that was collected from and about persons or their devices, including personal information, which is as defined broadly by relevant privacy and cybersecurity laws, and other regulated or confidential client data. In addition to terms in our contractual arrangements with clients, there are numerous federal, state, local and foreign laws, regulations and directives regarding privacy and the Processing and protection of such personal information and client data, the scope of which is continually evolving and subject to differing interpretations. We and our clients must comply with such laws, regulations and directives and we and our clients may be subject to significant consequences, including penalties and fines, for our failure to comply.

For example, on May 25, 2018, the General Data Protection Regulation 679/2016, or GDPR replaced the Data Protection Directive 95/46/EC with respect to the Processing of personal information in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal information (including non-E.U. processors who Process personal data on behalf of E.U. controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the Processing of personal information. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to ensure that we Process personal information in a compliant way and we have regularly re-drafted all our standard contracts to meet specific articles within the GDPR and new interpretations of the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, following Brexit (the process by which the United Kingdom left the European Union), the United Kingdom enacted the Data Protection Act 2018, which implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million (sterling) or 4% of global turnover.

Furthermore, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allowed for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice, or CJEU, and this was followed on September 8, 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies were accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal data from the EEA to the US. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) upon which we rely for intra group transfers of personal information (and which is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the EU) has issued guidance concerning data transfers following these CJEU decision which places a higher burden on compliance for data transfers. The European Union has recently re-issued the standard contractual clauses which must be used for all new personal data transfers after September 27, 2021 (a sunset date for existing personal data transfers on December 27, 2022 means that any existing personal data transfers must be subject to the new standard contractual clauses by this date). The United Kingdom’s exit from the European Union has also imposed different requirements on personal data transfers which are currently subject to consultation by the United Kingdom’s Data Protection Authority. Given these legal developments and potential court cases concerning their validity, the long-term future of the standard contractual clauses remains uncertain, and we could be impacted by changes in law, including any future review of transfer mechanisms by the European courts or any supervisory authorities, which could require us to undertake substantial additional review of agreements on a going forward basis. If further legal bases for transferring personal information from Europe to the United States are invalidated, or if we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our solutions or could adversely affect our financial results.

The California Consumer Protection Act, or CCPA, which became effective on January 1, 2020, introduced the most stringent data privacy laws in the United States to date, though several other states have passed or are in the process of passing laws and regulations governing privacy of their residents. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and affords such residents expanded rights to access and delete their personal information, and opt-out of certain personal information sharing. The CCPA includes a private right of action for certain data breaches, with potential for severe statutory damages. In November 2020, California voters passed the California Privacy Rights Act of 2020, or the CPRA. The CPRA further expands the CCPA, imposing additional data privacy compliance requirements that may impact our business, and establishing a regulatory agency dedicated to enforcing those requirements. In addition, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which will take effect on January 1, 2023, and Colorado enacted the Colorado Privacy Act, which will go into effect partially on July 1, 2023; both laws are substantively similar to the CCPA and the CPRA in many respects, but also include their own unique compliance requirements. Certain aspects of the interpretation and enforcement of these laws remain uncertain as regulating bodies in these jurisdictions continue to work out applicability and scope of the laws and regulations. Comprehensive privacy laws have also been proposed in several other states and at the federal level. The effects of such laws could be significant and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the Processing and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Companies like ours that operate on a national and international scale are responsible for monitoring and complying with the patchwork of state requirements in the United States as well as other jurisdictions worldwide.

Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others (including clients), a loss of client confidence, damage to our brand and reputation or a loss of clients, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with clients. For example, some countries have adopted laws mandating that personal information regarding clients in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit personal information Processing to within individual countries could increase our operating costs significantly and require that we establish a physical presence in a country or region where we otherwise may not have opened any facilities.

Additionally, in connection with some of our product initiatives, we expect that our clients may increasingly use our cloud services to Process personal information and other regulated data. While we include privacy or information security obligations in our contracts, new jurisdictional legal requirements, in particular those from the European Union, may make it so that we will be unable to do business without more stringent obligations. Any failure by us to timely amend client contracts to conform to changing data protection laws, or to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy or information security commitments contained in our contracts could result in proceedings against us by governmental entities or others, including individual rights of action, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon any liability we may have as a result of lawsuits or regulatory actions could also harm our reputation or otherwise impact the growth of our business. Furthermore, although we market and sell products to our clients to help them comply with federal, state, local and foreign laws, regulations and directives, including the GDPR, our clients are responsible for ensuring they are in compliance with such laws, regulations and directives. Any failure by our clients to comply could result in significant consequences to them, including penalties and fines, and despite the existence of contractual exclusions and marketing disclaimers which make their responsibility for their own compliance clear, our clients may file claims or seek indemnification from us, which may result in reputational harm and require us to expend time, effort and costs to defend such claims or respond to indemnification requests. Our standard terms of business include caps on liability, where legally permitted, but these may be challenged by clients and disapplied by a court in any judgment against the Company.

In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our clients or us. Any significant change to applicable laws, regulations, directives or industry practices regarding the Processing of our clients’ data, or regarding the manner in which the legal basis for Processing, such as express or implied consent for the Processing of such data, is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new solutions and features that make use of the data that our clients voluntarily share with us. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to clients or other third parties or our privacy-related legal obligations or any compromise of security that results in the unauthorized access to, use, release or transfer of personal information or other client data, may result in governmental enforcement actions, litigation, negative media attention or public statements against us by consumer advocacy groups or others and could cause our clients to lose trust in us, which would have an adverse effect on our reputation and business. Our clients may also accidentally disclose their passwords or store them on a mobile device that may be lost or stolen, resulting in unauthorized access to their data and creating the perception that our systems are not secure against third-party access. Additionally, if employees or third parties that we work with, such as contractors, vendors or developers, violate applicable laws or our policies, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business.

We have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against us resulting from the failures of cloud computing providers which we may partner with. While we do seek to limit our liability for such claims in our contractual agreements with clients, the failure to comply with data protection laws and regulations by our business partners who provide cloud computing services could have a material adverse effect on our business. Cloud computing providers typically do not offer terms that match the commercial terms sought by our clients. We will need to modify our procurement processes in response to changing client and regulatory demands. If we fail to do so correctly, or in a timely manner, we may experience disruptions in client relationships, or receive regulatory inquiries or be the subject of government enforcement actions, which may in turn cause a material loss in revenues or damage our brand and reputation.

Any actual or perceived failure, or any allegations of failure to comply with governmental regulation and other legal obligations related to privacy and information security could adversely affect our business, financial condition and results of operations.

Our products, SaaS offerings, website and networks may be subject to intentional or accidental disruption, or unauthorized access, that could adversely affect our reputation and business.

Despite our precautions and significant ongoing investments to protect against security risks such as data breaches, cyber-attacks and other intentional or accidental disruptions of or unauthorized access to our products, offerings and networks, in light of our business and types and sensitivity of the information we store on behalf of clients, we have been and expect to continue to be an ongoing target of attacks specifically designed to breach or interrupt our networks and systems, which could harm our reputation and result in litigation, fines and penalties. Sophisticated actors may attempt to penetrate our network security or the security of our website and misappropriate proprietary or other information such as personal information or cause interruptions to our solutions. Our products may come under focused threats and attacks and we or our clients may suffer data loss or unauthorized access as a consequence of such attacks on our products. Such cyber-attacks threaten to misappropriate our or our clients’ proprietary or personal information and cause interruptions of our information technology solutions. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or detect these techniques. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and networks. We have experienced and defended against threats to our systems and security including malware, phishing attacks and Distributed Denial of Service attacks. For example, in 2020 a phishing attack resulted in certain client correspondence being made available to an unauthorized email account for a period of time. This incident was remediated and the investigation showed that the phishing attack did not affect any of our other computer systems, databases or networks, including those systems used to host or transfer client data, and that it was an isolated incident. While this incident and other unsuccessful attempts have not had a material adverse effect on our business to date, we may experience more serious incidents in the future. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of our clients’ data in cloud-based environments.

We outsource a number of our internal business functions to third-party contractors, and some of our client facing business operations depend, in part, on the success of our contractors’ own cybersecurity measures. We also partner with cloud service providers for some client solutions. Similarly, particularly for the Data & Storage Technology business, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential information and deploy our IT resources in a safe and secure fashion and in accordance with our policies so as not to expose our network systems to security breaches and the loss of or unauthorized access to data. Accordingly, if our cybersecurity systems, policies and procedures, and those of our contractors, partners and vendors fail to protect against unauthorized access, cyber-attacks or the mishandling or misappropriation of information by our employees, contractors, partners or vendors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen or mishandled;
•

our sensitive or proprietary data or the sensitive and proprietary data of our clients could be rendered unavailable through a ransomware or other cyberattack, resulting in potentially significant service disruptions, negative publicity, and loss of business;

•

our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;

•

our ability to process client orders and electronically deliver products and solutions could be lost or degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•

defects and security vulnerabilities could be exploited or introduced into our products or our cloud offerings, thereby damaging the reputation and perceived reliability and security of our products and solutions and potentially making the data systems of our clients vulnerable to further data loss and cyber incidents; and

•	personal information, protected health information, or PHI or other confidential data of our clients, employees and business partners could be accessed without authorization, stolen or lost.

Should any of the above events occur, we could be subject to significant claims for liability from our clients,  consumers and other third parties and regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. The regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personal information, PHI or credit card information of users of our solutions can be significant in terms of fines and reputational impact, and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Business and Industry

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have an ongoing adverse effect on the Company’s business.

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019 and was declared a pandemic by the World Health Organization and continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, clients and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. KLDiscovery was eligible for federal government stimulus incentives, including U.S. payroll tax deferral and employee retention tax credits. For the year ended December 31, 2020, we have deferred $4.0 million in payroll taxes, of which we will repay $2.0 million by December 31, 2021 and $2.0 million by December 31, 2022. As of December 31, 2020, we have claimed tax credits of $1.8 million, primarily related to the retention of our employees, which we do not have to repay, and to date we have filed claims for an additional $1.4 million of such employee retention credits.

Our business has been adversely, and may be materially adversely affected, by the COVID-19 pandemic and the global response. Primarily due to the impact of COVID-19, our revenues decreased by $22.5 million, or 7.2%, to $289.5 million for the year ended December 31, 2020 as compared to $312.1 million for the year ended December 31, 2019 as many clients delayed new litigation and court systems closed for a period of time and have been slow to reopen. The COVID-19 pandemic has also adversely affected many industries as well as the economies and financial markets of many countries, in some countries causing a significant deceleration of economic activity. This slowdown at times reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to corporate downsizing and increased unemployment. We also saw significant disruption of and have continued to see extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of the pandemic on the United States and world economies is uncertain and, unless the pandemic is eventually contained, these adverse impacts could continue or worsen, impacting all segments of the global economy, and could result in a significant recession or worse, any of which could impact our business.

Considerable uncertainty still surrounds the pandemic and the new strains identified globally as well as the extent and effectiveness of responses taken on a local, national, and global level, including the roll-out and long-term efficacy of vaccines. While we expect the pandemic and related events will have a negative effect on our business and could accelerate or magnify one or more of the risks described elsewhere in this Quarterly Report on Form 10-Q, the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies is highly uncertain and cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected. Any of the foregoing risks, or other direct or indirect effects of the COVID-19 pandemic that are not currently foreseeable, could adversely affect our business, financial condition and results of operations.

We operate in highly competitive markets and our inability to effectively compete may adversely affect our business.

The markets for our products and solutions are highly competitive and are subject to rapid technological changes and evolving client demands and needs. We compete on the basis of various factors, including product functionality, product integration, platform coverage, quality of service interoperability with third-party technologies, ability to scale and price products and solutions, worldwide sales infrastructure, global technical support, name recognition and reputation.

Our competitors vary in size, scope and breadth of the products and solutions they offer and include software vendors that offer software products that directly compete with our product offerings. In our Data & Storage Technology business, we face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies that increasingly develop and incorporate into their products storage, server management software and backup that compete at some levels with our product offerings. Our competitive position could be materially adversely affected if our clients perceive the functionality incorporated into these products as a replacement for our products. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise and market experience, and sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and face competition from other eDiscovery and data management solutions providers. Our competitors invest significantly in research and development as well as sales and marketing. We also face competition from the backup solutions offered by cloud IT providers. It is also possible that certain of our clients have the resources to develop their own products or solutions that could be competitive with our offerings.

Our competitors may be able to more quickly adopt new or emerging technologies or address client requirements and new and emerging technologies may allow startup companies to more quickly enter the market than in the past. We may also face increased competition from companies that provide more in-depth offerings, adapting their products and solutions to meet the demands of their clients or combining with one of their competitors to enhance their products and solutions. A number of our principal competitors may continue to make acquisitions to improve the competitiveness of their offerings. Increased competition could cause, among other things, price reductions of our products, reduced profitability and loss of market share. To competitively serve the needs of our existing clients and to attract new clients, we must continue to:

•	enhance and improve our existing products and solutions (such as by adding new content and functionalities);
•	develop new products and solutions;
•	invest in technology; and
•	strategically acquire additional businesses and partner with other businesses in key sectors that will allow us to offer a broader array of products and solutions.

If we fail to effectively compete, our business, financial condition and results of operations would be adversely affected.

Our continued growth depends in large part upon achieving significant market acceptance of Nebula or other new solutions we may develop in the future and we may not be successful in attaining such market acceptance.

Nebula is a relatively new offering and we have not derived a significant percentage of our Company’s historical revenue from its’ sales. The commercial success of Nebula or other new solutions we may offer will depend, in part, upon the degree of market acceptance by our existing and prospective client base. The degree of market acceptance of Nebula and any other solution we may develop in the future will depend on several factors, including the potential and perceived advantages of that solution as compared to other existing alternatives, our ability to offer the solution at competitive prices, the convenience and ease of use of the solution and the strength of our marketing and sales efforts. Any new or otherwise novel solution that we commercialize may not gain acceptance with one or more client groups, meaning we may not generate significant incremental revenue from Nebula. Efforts to educate our existing and prospective clients on the benefits of Nebula, or any other new offering we may develop as compared to other solutions we and our competitors offer, will require committing significant financial and other resources, including the time of our management, sales and marketing teams, and these efforts may not be successful. Further, even if Nebula or another new solution gains some market acceptance, it may nonetheless fail to gain sufficient traction to generate significant additional revenue. We may also over-estimate the size of the potential market for new products such as Nebula. If Nebula does not achieve widespread acceptance, or in the future if there is a reduction in demand for Nebula caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business, financial condition and results of operations could be adversely affected.

Our business depends on clients increasing their use of our solutions and services and any decline in their use of our solutions and services or failure to grow revenues with existing clients could adversely affect our business.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain our relationships with existing clients and to grow their usage of our solutions and services. Most of our clients do not have long-term contractual financial commitments to us and, therefore, most of our clients, particularly those under usage-based or project-based arrangements, may reduce or cease their use of our solutions and services at any time, with little or no notice and without incurring any financial penalties. Clients on subscription-based arrangements may choose not to renew their agreement with us. Clients may reduce or terminate their use of our solutions and services or choose not to renew their agreement with us for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters, budget constraints, dissatisfaction or negative perceptions regarding the reliability of our solutions and services, changes in our clients’ underlying businesses and financial conditions, changes in the type and size of our clients, pricing changes, legal industry trends from litigation toward alternative forms of dispute resolution, competitive conditions and general economic conditions. In addition, even if our clients expand their usage of our solutions and services, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. Existing clients may also negotiate lower rates for their usage in exchange for an agreement to renew, enter into a subscription agreement, expand their usage in the future or adopt new solutions and services. As a result, the revenue we derive from consistent usage levels may decrease over time. If existing clients reduce their usage of or rates of payment for, or do not continue to use our solutions and services, our business, financial condition and results of operations could be adversely affected.

Our future growth and financial performance also depends in part on our ability to expand our existing client relationships by increasing usage, increasing the number of clients on subscription-based agreements and selling additional solutions and services to our existing clients. The rate at which our clients purchase solutions and services from us depends on a number of factors, including our ability to develop additional solutions and services and the quality of such applications, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage, increase the number of clients on subscription-based agreements and sell additional solutions and services to our clients are not successful, our business, financial condition and results of operations may be adversely affected.

If we are unable to attract new clients, our business, financial condition and results of operations will be adversely affected.

We must attract new clients to continue to grow our business and our success in doing so will depend to a substantial extent on the widespread adoption of our solutions and services, including Nebula, by new clients. Achieving new client growth may require significant and costly sales efforts and will depend on the effectiveness of our sales organization. A number of factors, many of which are beyond our control, could impact our ability to acquire new clients, including, but not limited to, our competitors’ offerings, prospective new clients’ commitments to other providers, the real or perceived cost of switching to our solutions or services, our failure to develop and maintain relationships with prospective clients and our partner ecosystem, our failure to help clients successfully deploy our solutions and services, negative media or industry commentary regarding us or our offerings, the general level of litigation activity, and our failure to expand, retain and motivate our sales and marketing personnel. Any failure to grow our existing client base as a result of these or other factors could adversely affect our business, financial condition and results of operations.

We may need to change our pricing models in order to compete successfully.

General economic and business conditions together with intense competition in the sales of our products and solutions place pressure on us to reduce prices for our software and solutions, and we frequently encounter aggressive price competition. If our competitors offer deep discounts on certain products or solutions or develop products that the marketplace considers more valuable than ours, we may need to lower our prices or offer other incentives in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results or require that we offer our products or solutions at, or in certain cases, below our cost. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing of both our on-site software business and our cloud business, as well as overall demand for our on-site software product and solutions, which could reduce our revenues and profitability.

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

Any of the foregoing risks with respect to our pricing policies could adversely affect our business, financial condition and results of operations.

Our ability to expand our operations and maintain or increase our revenue is dependent on the quality of our client service and support services, and our failure to provide high level service could have an adverse effect on our business.

Our clients depend upon our client service and support staff to meet their eDiscovery needs and they demand high-quality support services. Failure to meet that demand could negatively affect our reputation in the marketplace and could adversely affect sales of our services and solutions. Further, we may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our clients. Further client demand for these services could increase our costs and adversely affect our operating results.  Any failure to respond to the foregoing or other related risks could adversely affect our business, financial condition and results of operations.

If we are unable to develop new and enhanced products and solutions that achieve widespread market acceptance, or if we are unable to continually improve the performance, features and reliability of our existing products and solutions or adapt our business model to keep pace with industry trends, our business could be adversely affected.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing client needs. We believe that key competitive factors in the markets we serve include the breadth and quality of professional services, system and software solutions, product integration, platform coverage, the stability of our information systems, the features and capabilities of our product and solutions, the pricing of our products and solutions, and the potential for future product and solution enhancements. Our future success depends in part on our ability to keep pace with technological changes and to respond to the rapidly changing needs of our clients by developing or introducing new products, product upgrades and solutions on a timely and cost-effective basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. Clients may require features and capabilities that our current products and solutions do not have, such as remote collections from mobile phones. We need to successfully respond to significant market challenges to our existing product portfolio as well as invest in new growth areas based on our core technical capabilities. Our failure to develop products and solutions that satisfy client preferences in a timely and cost-effective manner may harm our ability to maintain relationships with existing clients, as well as our ability to create or increase demand for our products and solutions, and may materially adversely affect our operating results. As competition in the IT industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits. New product development and introduction involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, including the continued development of Nebula, which can fluctuate as new features are developed;
•	designing and marketing products and professional services solutions that will be adopted by our client base as well as attract new clients for our technology;
•	managing clients’ transitions to new products and solutions;
•	adapting to emerging and evolving industry standards and to technological developments by our competitors and clients;
•

extending the operation of our products and solutions to new and evolving platforms, operating systems, operating environments and models, including support of new workloads and data management technologies, and hardware products;

•	clients’ ability to upgrade to the most current versions of software to take advantage of new functionalities;
•	reacting to trends and predicting which technologies will be successful and develop into industry standards;
•	tailoring our business and pricing models appropriately as we enter new markets and respond to competitive pressures and technological changes;
•	extending or creating technology alliances with other key technology players in our industry;
•	managing new product and solutions for the markets in which we operate;
•	addressing trade compliance issues affecting our ability to ship our products;
•	developing or expanding efficient sales channels; and
•

obtaining sufficient licenses to technology and technical access from proprietary software providers, open source software providers and operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems.

If we are not successful in managing these risks and challenges, if our new products, product upgrades and solutions are not technologically competitive or do not achieve market acceptance, or if our efforts are more costly or resource-intensive than anticipated or fail to achieve the expected outcomes, our business, financial condition and results of operations could be adversely affected.

Technology and Intellectual Property Related Risks

Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and solutions and adversely affect our business.

We are heavily reliant on our technology and infrastructure to provide our products and solutions to our clients. For example, we provide solutions through computer hardware that is located in our 9 global data centers around the world as well as in cloud-based data centers offered through the Microsoft Azure Cloud. Our physical data centers are vulnerable to damage, interruption or performance problems from earthquakes, floods, fires, power loss, terrorist attacks, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of any of these events, a decision to close a data center, or other unanticipated problems could result in interruptions in the delivery of certain of our products and solutions.

Any errors, defects, disruptions or other performance problems with our systems, products and solutions could reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their agreements with us, commence or threaten litigation against us, harm our reputation and damage our clients’ businesses. We have experienced and may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, natural disasters, power outages, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, fraud or security attacks. Further, use of our solutions typically requires network and internet connectivity and our clients may experience disruptions, outages and other performance problems with their network or internet access independent of whether our systems are operating normally, which could affect their ability to use our products and solutions. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time or at all. Interruptions in our products and solutions could cause clients to cease doing business with us and adversely affect our reputation. In addition, our business would be harmed if any events of this nature caused our clients and potential clients to believe our solutions are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations and any failure to do so could adversely affect our business, financial condition and results of operations.

Defects, disruptions, performance problems or risks related to the provision of our product offerings could impair our ability to deliver our solutions and could expose us to liability, damage our brand and reputation or otherwise negatively impact our business.

Certain of our products and solutions utilize software solutions developed by us or third parties for our clients’ needs, and new releases of software products are issued to our clients periodically. Complex software products, such as those we offer, may contain undetected errors or defects, especially when they are first introduced or new versions are released. Despite testing, these undetected errors may be discovered only after a product has been installed and used either in our internal processing system or by our clients, and could result in unanticipated service interruptions or other performance problems and cause damage to our clients’ businesses. If that occurs, clients could elect not to renew with us, to delay or withhold payment to us, or to make warranty or other claims against us, and we could be obligated to provide service credits based on our failure to meet service level commitments, which could result in additional expense and risk of litigation.

We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective products and solutions. The occurrence of errors in our products or solutions, the discovery of security vulnerabilities or the detection of bugs by our clients may damage our reputation in the market and our relationships with our existing clients, and as a result, we may be unable to attract or retain clients.

In addition, because our products and solutions are used to manage data that is often critical to our clients, they may have a greater sensitivity to defects in our products than to defects in other, less critical, applications. As a result, the licensing and support of our products and solutions involve the risk of product liability claims. Our license agreements with our clients typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our license agreements vary and may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover all potential claims.

Any of the foregoing risks or others related to defects, disruptions, or performance problems related to the provision of our product and solutions could adversely affect our business, financial condition and results of operations.

Our products and solutions use third-party open source software components, and the failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our products and services.

A large number of our proprietary software and applications are built on commonly used “open source” licenses, which carries its own unique risks. Some open source licenses contain terms that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine, distribute, link or convey our proprietary software together with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software. These scenarios could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

Use of open source software can also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our systems. In addition, use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code.  Any of the foregoing or other risks related to the use of open source software could adversely affect our business, financial condition and results of operations.

The terms of many open source licenses have not been interpreted by U.S. or foreign courts and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products and solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. While we employ practices designed to monitor compliance with third-party open source software licenses and to protect our proprietary source code, we generally do not run a complete open source license review and may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance or breach of contract, If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

The unavailability of third-party technology could adversely affect our business.

We license certain eDiscovery-related software from third parties and incorporate or integrate such components into and with our solutions and products. For instance, we integrate third-party solutions licensed from certain providers such as Relativity, a key supplier of one of our eDiscovery platforms, with our eDiscovery solutions and products. While we have developed our own proprietary platforms, certain third-party software, such as that licensed from Relativity, has become central to the operation and delivery of our eDiscovery solutions and products.

Certain of our third-party software license contracts expire within the next one to three years and may be renewed only by mutual consent. For instance, our license agreement with Relativity expires on June 30, 2024. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain eDiscovery-related solutions and products to our clients. In addition, our third-party software licenses are non-exclusive. For example, all of our primary competitors in the eDiscovery business use Relativity in connection with their eDiscovery platforms (in addition to any proprietary platforms that they may own themselves).

If certain of our third-party licensors were to change their product offerings, cease actively supporting their existing technologies, fail to update and enhance their technologies to keep pace with changing industry standards, encounter technical difficulties in the continued development of their technologies, significantly increase prices, terminate our licenses, suffer significant capacity or supply chain constraints or suffer other disruptions, we would need to identify alternative suppliers and incur additional internal and/or external development costs to ensure continued performance of our eDiscovery-related solutions and products. Such alternatives may not be available on attractive terms, or at all, or may not be as widely accepted or as effective as the software provided by our existing suppliers. If the cost of licensing or maintaining this third-party technology significantly increases, our margins could significantly decrease. In addition, interruptions in the functionality of our solutions and products resulting from changes in or with our third-party licensors could adversely affect our commitments to clients, reputation, future sales of our services and products solutions, and negatively affect our business, financial condition and results of operations.

We utilize various web service providers, such as Microsoft Azure, for the delivery of our cloud-based products. These solutions are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. These systems are vulnerable to damage or interruption and have experienced interruptions in the past. A prolonged web service disruption affecting our cloud-based offerings for any of the foregoing reasons would negatively impact our ability to serve our clients and could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the web services we use. Interruptions in these third party-services on which we rely could affect the security or availability of our products and cloud infrastructure and could have a material adverse effect on our business. In addition, these web services providers may generally terminate our agreements for convenience upon providing some nominal period of notice and may terminate our agreements for cause if a breach by us has not been cured within a short time period. In the event that our service agreements are terminated, or there is a lapse of service, elimination of web services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platforms as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, any of which may adversely affect our business, financial condition and results of operations.

If we encounter difficulties as we implement our new consolidated business systems, our business may be adversely affected.

We are in the process of implementing new consolidated business systems across our global operations which we expect to complete in the second half of 2022. We rely on our IT to help us effectively manage our client relationships, sales information, order processing and support and marketing services, and we anticipate that the implementation of new consolidated business systems will improve our processes. However, implementations such as these are complex and time-consuming projects that require transformations of business and finance processes, and there is a risk that implementation of these new systems will not achieve these expected benefits as quickly as anticipated or at all. In addition, there can be no assurance that there will not be errors, delays or other related issues resulting from the transition to our new business systems and adjustments to associated business processes, or that we will be able to fix any error or issue. These risks include loss of information, the compromise of data integrity and control systems and the potential disruption to our normal business operations and financial reporting processes. Additionally, if the new system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess those controls adequately could be delayed. Such errors, interruptions, delays or other issues may also result in unanticipated costs or expenditures and divert the attention of key senior management away from other aspects of our business, any of which may adversely affect our business, financial condition and results of operations.

If we do not protect our proprietary rights and information and prevent third parties from making unauthorized use of our products and technology, our business could be adversely affected.

Most of our products and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures, and through copyright, patent, trademark and trade secret laws of the United States and international jurisdictions. In addition, we use licenses, non-disclosure agreements and other agreements to restrict the use of our products by our clients and other third parties. However, all of these measures afford only limited protection and may be challenged, invalidated, disregarded, declared unenforceable or circumvented by third parties, subject to government march-in or sovereign rights or compulsory licensing, sunshine laws or be subject to freedom of information requests or court-ordered public disclosure, and we may not have effective remedies to protect our proprietary rights. Third parties may copy, reverse engineer all or portions of our products and underlying technology or otherwise misappropriate, disparage, dilute, steal, otherwise improperly use, distribute or sell our proprietary technology without authorization. Moreover, we may not be able to obtain effective protection for the technology underlying our new products and solutions as they are developed. For example, any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the protection we seek, if at all. Furthermore, confidentiality procedures and contractual provisions can be difficult to enforce and, even if successfully enforced, may not have effective remedies available to ameliorate unauthorized use or disclosure of our intellectual property.

Third parties may also develop similar or superior technology by designing around our patents and the other intellectual property protections or independently developing technology that does not infringe, misappropriate or violate our intellectual property rights. Our intellectual property may also be replaced or rendered obsolete by new technologies to which we have no right of use or can only acquire such use at unreasonable or unsustainable costs. Furthermore, the laws of some foreign countries do not offer the same level of protection or enforcement of our proprietary rights as the laws of the United States, and we may not be able to prevent unauthorized use of our products in those countries. For example, for some of our products, we rely on “shrink-wrap” or “click-wrap” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. The unauthorized sale, distribution or use of our products or proprietary technology could result in reduced sales of our products, or diminish our brand and reputation. Any legal action to protect proprietary technology that we may bring or be engaged in with a client, strategic partner or vendor could adversely affect our ability to access software, operating systems and/or hardware platforms of such client, partner or vendor, or cause such partner or vendor to choose not to offer our products to their clients. In addition, any legal action we engage in to protect our proprietary technology could be costly, may distract management from day-to-day operations and may lead to additional claims against us, and we may not succeed; any of which could adversely affect our business, financial condition and results of operations.

Third party claims of intellectual property infringement could cause us to incur significant expenses and restrict or otherwise adversely affect our business.

The software and internet industries are characterized by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties alleging infringement of their intellectual property rights, including claims regarding patents, copyrights, trade secrets and trademarks. We also incorporate technology from third parties into our software and systems and, as such, cannot be certain that these licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may offer our products and solutions.  Because of the constant technological change in the markets in which we compete and the extensive coverage of intellectual property protection for existing technologies, including software patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights.

Any such intellectual property claim, with or without merit, could result in costly litigation and distract management from day-to-day operations, and the outcomes of such claims are inherently uncertain. Also, because of the significant amount of discovery required in connection with intellectual property litigation, we may risk compromising confidential or proprietary information if litigation ensued. If we are not successful in defending such claims, we may be subject to an injunction or other restrictions that could require us to stop selling, delay shipments of or redesign our products, stop offering (or temporarily stop offering) our solutions to others, pay royalties, fines or other monetary amounts as damages, enter into royalty or licensing arrangements or satisfy indemnification obligations that we have with some of our clients. There is no assurance that any royalty or licensing arrangements we may seek in such circumstances will be available on commercially reasonable terms or at all. In addition, certain client agreements require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.  While our standard client agreements include contractual caps on liability, there is no guarantee that these would be upheld by a court. At times, even if we believe a suit is without merit, we may determine it is prudent to settle it in a way that restricts our use of the technology or requires us to pay monetary amounts. We have made and expect to continue making significant expenditures to preempt, investigate, defend and settle claims related to the use of technology and intellectual property rights, including trademarks, as part of our strategy to manage this risk. However, any alleged infringement or other violation of a third party’s intellectual property rights could adversely affect our business, financial condition and results of operations.

Other Business Risks

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We may not be able to increase the amount of revenues or cash flow we generate, and we might continue to incur net losses for some time as we continue to grow. We have experienced net losses for a number of years, including net losses of $53.3, million, $49.9 million and $54.0 million for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively, and we may incur net losses in the future. As of September 31, 2021, we had an accumulated deficit of $308.7 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to grow our business, hire additional personnel, expand our operations and infrastructure and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

If we do not continue to attract, motivate and retain members of our senior management team and key employees, we may be unable to expand our products and solutions or effectively manage or grow our business.

Our future success depends upon the continued service and performance of our senior management team and key technical and sales personnel. If we lose any of our senior management term or key technical and sales personnel, we may be unable to effectively manage our current and future operations.

Our success and future growth depend upon our ability to attract, train, motivate and retain highly qualified technical, managerial, and sales and marketing employees in order to implement our corporate development strategy and operations. In particular, our ability to increase our client base and usage of our solutions, including Nebula, will significantly depend on our ability to expand our marketing and sales teams and execute our sales strategy. There is a limited pool of employees who have the requisite skills, training and education. We face intense competition for qualified individuals from numerous technology, software, startup and emerging growth companies, which are active in many of the technical areas and geographic regions in which we conduct product development. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees. For example, we have agreed to provide payments to various current employees in connection with certain changes of control, and such payments may, in the aggregate, be material to us.  If we are unable to continue to successfully recruit and retain the most skilled and capable senior managers and key technical and sales employees, our ability to implement our business plan, growth strategy and develop and maintain our software and solutions, including Nebula, could be adversely affected, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain, promote or expand our brand through effective marketing practices, our brand and business could be adversely affected.

We believe that maintaining and promoting our brand in a cost-effective manner is critical to retaining and expanding our client base. We have invested considerable money and resources in the establishment and maintenance of our brand, and we will continue to invest resources in brand marketing and other efforts to continue to preserve and enhance consumer awareness. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business, financial condition and results of operations could be adversely affected.

We utilize internet search engines such as Google, principally through the purchase of keywords, to generate additional traffic to our websites. The number of users we attract from search engines to our websites is due in large part to how links to our websites are displayed on search engine results pages. Search engines frequently update and change the algorithm that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites, our business, financial conditions and results of operations would be adversely affected.

We have acquired businesses in the past, and we may consider opportunities in the future to acquire other companies, assets or product lines that complement or expand our business. Risks related to acquisitions and the integration of businesses we may acquire could have an adverse effect on our business.

In the past we have grown through acquisition and we may continue to do so in the future. Achieving the anticipated benefits of any acquisitions depends on a number of factors, including whether we can identify and execute on suitable acquisition targets as well as integrate new businesses in an efficient and effective manner. The acquisition and integration of any acquired businesses involves a number of risks, including, but not limited to:  the complexity, time and costs associated with the acquisition and integration process, the diversion of management’s time and attention, the assumption of liabilities of the acquired businesses, including unknown liabilities and litigation related to the acquired business, the impairment of relationships with our existing clients and business partners or of those of the acquired business and the addition of acquisition-related debt as well as increased expenses and working capital requirements.

The successful acquisition and integration of any businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened product and solutions and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining operations and systems which may not be fully compatible and may be geographically distant, we may not be able to achieve the financial strength and growth and other benefits we anticipate from an acquisitions. Any failure to integrate acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate could adversely affect our business, financial condition and results of operations.

Our international business operations subject our business to additional risks.

We have significant international operations with 32 locations in 19 countries, including data centers in Canada, England, France, Germany, Ireland and Japan. We may expand our international operations if we identify growth opportunities. Our international operations are subject to the following risks, among others:

•	foreign certification, licensing and regulatory requirements, which may be substantially more complex or burdensome than our domestic requirements;
•	risk associated with selecting or terminating partners for foreign expansion, including marketing agents, distributors or other strategic partners for particular markets;
•	risk associated with local ownership and/or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations;
•	reduced protection of confidential consumer information in some countries;
•	political unrest, international hostilities, military actions, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
•	differing economic cycles and adverse economic conditions;
•	unexpected changes in and compliance with foreign regulatory requirements, including GDPR;
•	regulations or restrictions on the use, import or export of technologies that could delay or prevent the acceptance and use of our products;
•	differing business practices, which may require us to enter into agreements that include non-standard terms;
•	varying tax regimes, including with respect to the imposition of withholding taxes on remittances and other payments by our partnerships or subsidiaries;
•	differing labor regulations;
•	foreign exchange controls and restrictions on repatriation of funds from our international subsidiaries;
•	fluctuations in currency exchange rates, economic instability and inflationary conditions
•	inability to collect payments or seek recourse under or comply with ambiguous or vague commercial or other laws;

•

potential loss of proprietary or personal information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced

•	varying attitudes towards censorship and the treatment of information service providers by foreign governments, in particular in emerging markets
•	difficulties in attracting and retaining qualified management and employees, or rationalizing our workforce;
•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	costs and delays associated with developing software and providing support in multiple languages; and
•	difficulties in penetrating new markets due to entrenched competitors, lack of recognition of our brands or lack of local acceptance of our products and solutions.

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing solutions or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unknown long-term impact of the United Kingdom’s exit from the European Union (Brexit), which could be material. Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially affected.

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

We carry liability, property, directors and officers, business interruption, Cyber and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war. Although we generally attempt to select reputable insurance carriers, any economic disruptions may prevent us from using our insurance if the counterparty does not have the capital necessary to meet the coverage. In addition, our agreements with clients also contain obligations to carry comprehensive general liability, property, workers' compensation, and automobile liability insurance. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

Our sales cycles with clients can be long and unpredictable and our sales efforts require significant time and expense.

The timing of our sales with our clients and related revenue recognition is difficult to predict due to the length and unpredictability of the sales cycle for our clients. In addition, the lengthy sales cycle for the evaluation and implementation of our solutions may also cause us to experience a delay between incurring expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle can vary substantially from client to client. Our sales efforts, include educating our clients about the use, technical capabilities and benefits of our solution. The clients we serve often undertake a prolonged evaluation process, which frequently involves not only our solution but also those of our competitors. In addition, the size of potential clients may lead to longer sales cycles. As the use of our solution can be dependent upon the timing of work in legal matters, our sales cycle can extend to even longer periods of time. During the sales cycle, we expend significant time and resources on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:

•	economic conditions and other factors affecting client budgets;

•	the regulatory environment in which our clients operate;
•	the discretionary nature of clients’ purchasing decisions and budget cycles;
•	the effectiveness of our sales force, particularly new salespeople, as we increase the size of our sales force and train our new salespeople;
•	clients’ procurement processes, including their evaluation of competing products and services;
•	evolving client demands; and
•	competitive conditions.

Further, some of our potential clients may undertake a significant evaluation and negotiation process due to size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges or more complicated deployment of our solution. These clients may demand additional features, support services and pricing concessions or require additional security management or control features. We may spend substantial time, effort and money on sales efforts to our potential clients without any assurance that our efforts will produce any sales. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential client or if we can increase sales to our existing clients. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

Our failure to comply with the export controls and trade and economic sanctions laws and regulations of the United States and various international jurisdictions could result in legal liability and adversely affect our reputation and business.

Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations, the U.S. Treasury Department’s Office of Foreign Assets Control’s trade and economic sanctions programs, the United Nations Security Council, and other laws and regulations of a similar nature administered and enforced by relevant government authorities (collectively, “Trade Controls”). Such Trade Controls may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries, as well as with individuals or entities that are the subject of Trade Controls-related prohibitions and restrictions. For example, our ability to procure items necessary for our business activities could be adversely impacted by the imposition of export or sanctions-related prohibitions or restrictions on our contractual counterparties. Similarly, our sales of certain commodities, software and technology, and our provision of solutions to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Similarly, our ability to procure such items necessary for our business activities could be adversely impacted by the imposition of export or sanctions-related prohibitions or restrictions on our contractual counterparties. Our failure to successfully comply with applicable Trade Controls may expose us to negative legal and business consequences, including civil or criminal penalties, government investigations, disgorgement of profits, injunctions and suspension or debarment from government contracts, other remedial measures, and reputational harm. Investigations of alleged violations can be expensive and disruptive.

Although we have implemented compliance policies and internal procedures reasonably designed to promote compliance with applicable Trade Controls, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Our failure to comply with the anti-corruption laws and regulations of the United States and various international jurisdictions could adversely affect our reputation and business.

Doing business on a worldwide basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the U.K. Bribery Act. We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption.

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

The legal industry is highly regulated and we are or may become subject to a wide range of foreign, federal, state and local laws, rules and regulations, and any failure to comply with these laws, rules and regulations may adversely affect our business.

The legal industry is and will continue to be subject to extensive and evolving U.S. federal, state and foreign laws, rules and regulations, including the rules and regulations of the organizations and other authorities governing the legal profession in the jurisdictions in which we or our clients operate. These laws, rules and regulations can vary significantly from jurisdiction to jurisdiction. For example, in the United States, each state has adopted laws, regulations and codes of ethics that provide for the licensure of attorneys, generally grant licensed attorneys the exclusive right to practice law in that state and place restrictions upon the activities of licensed attorneys. As a company, we are not authorized to practice law. In the United States, we may not provide legal advice to our clients, primarily because we do not meet the ethical and regulatory requirements, present in nearly every U.S. jurisdiction, of being exclusively owned by licensed attorneys. Although we believe that our operations are either compliant with, or not subject to, these and other regulatory requirements of the jurisdictions in which we or our clients operate, regulators or other authorities of such jurisdictions could disagree. In such circumstances, regulators may enjoin our operations, subject us to rules governing conflicts of interests, require registration, seek to impose punitive fines or sanctions or take other disciplinary actions against us, our employees or our clients, any of which may inhibit our ability to do business in those jurisdictions. In addition, we are subject to regulations and laws specifically governing the internet and the collection, storage, processing, transfer and other use of personal information and other client data. We are also subject to laws and regulations involving taxes, import/export, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our products and solutions, the design and operation of websites and internet neutrality. Any failure to comply with these rules and regulations, or any allegations of our failure to comply whether or not we believe they have merit, could adversely affect our business, financial condition and results of operations.

The foregoing description of laws, rules and regulations to which we are or may be subject is not exhaustive and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. Moreover, if we expand into additional jurisdictions, we will be subject to additional laws and regulations.

Litigation and other legal and regulatory claims and proceedings could have an adverse effect on us.

From time to time we have been and may in the future be involved in litigation and other legal and regulatory claims or proceedings that arise in and outside the ordinary course of business, some of which could be material. We expect that the number, frequency and significance of these matters may increase as our business continues to expand, including entering new jurisdictions, and we grow as a company. In addition to the types of claims discussed  elsewhere in “—Risks Related to Our Business and Industry,” we have been, and may in the future be, subject to claims involving commercial disputes, intellectual property matters, labor and employment matters, such as complaints filed with the U.S. Equal Employment Opportunity Commission or claims brought under the Fair Labor Standards Act, and other matters. We may also be exposed to potential claims arising from the conduct of our employees for which we may be liable. In addition to more general litigation, because of the nature of our business and the fact that most client projects utilizing our offerings are legal matters, at times we are also a named party in these matters because of the use of our services and solutions, including with respect to billing matters.

Any legal or regulatory claims against us or investigation into our business, whether meritorious or not, can be time consuming, result in significant legal and other expenses, require significant amounts of management's time and divert significant operational resources. Class action lawsuits are often particularly burdensome given the breadth of claims, large potential damages and significant defense costs. Claims and proceedings can also impact client confidence and the general public’s perception of our company, even if the underlying allegations are proven false.

While we from time to time establish legal reserves that we believe to be reasonable under the facts known, the outcomes of litigation and other legal and regulatory claims and proceedings are often hard to reliably predict, making the timing and amount of any reserves difficult to determine and, if a reserve is established, often subject to future revision. Although we carry general liability insurance coverage, our insurance may not cover all potential losses to which we may be subject as a result of litigation and other claims. Any claims or proceedings, particularly those in which we are unsuccessful or for which we did not establish adequate reserves or are not adequately insured, could have an adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited and could adversely affect our business, financial condition and operating results.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by one or more “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. We believe it is possible that we may experience an ownership change in the future as a result of future offerings of our securities or shifts in our stock ownership, some of which are outside our control, in which case we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOL and tax credit carryforwards if we undergo such an ownership change. See Note 13 – Income Taxes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Unanticipated changes in our effective tax rate or challenges by tax authorities could adversely affect our future results of operations.

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

In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

Risks Related to our Substantial Indebtedness

Our substantial levels of indebtedness could adversely affect our business.

As of September 30, 2021, we had approximately $519.6 million of indebtedness, including $221.1 million in the form of the Debentures.  As of September 30, 2021, we did not have any amounts outstanding under our credit facility. Additionally, under our credit facility, we may borrow up to $50 million in the form of delayed draw term loans and, subject to outstanding letters of credit, up to $40 million under our revolving credit facility.

Our indebtedness could have important consequences to us and our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•

requiring the dedication of a substantial portion of cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund operations, working capital, capital expenditures, acquisitions, joint ventures or other future business opportunities;

•	exposing us to the risk of increased interest rates on our borrowings under our credit facility, which is at variable rates of interest;
•

limiting flexibility in planning for, or reacting to, changes in our business, market conditions and the competitive environment, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

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

Our ability to make payments on debt, to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our growth strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described above in “—Risks Related to Our Business and Industry” and elsewhere in this Quarterly Report on Form 10-Q. Our ability to repay debt will also depend on external factors that are outside of our control, including economic, financial, competitive, legislative, regulatory and other factors. If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness and foreclosure on the assets that secure such indebtedness.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in the future in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. For additional information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 – Long Term Debt in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The terms and covenants in our existing indebtedness restricts our ability to engage in some business and financial transactions, which could adversely affect our business.

Our senior secured credit facility and the instruments governing our Debentures have restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

•	pay dividends, redeem capital stock and make other restricted payments and investments;
•	sell assets or merge, consolidate, or transfer all or substantially all of our subsidiaries’ assets;
•	engage in certain transactions with affiliates;
•	incur or guarantee additional debt;
•	impose dividend or other distribution restrictions on our subsidiaries; and
•	create liens on our subsidiaries’ assets.

In addition, our credit facility contains a financial maintenance covenant that, among other things, requires the loan parties to not exceed a specified net leverage ratio tested at the end of each quarter. Among other things, we may not be able to borrow money under our credit facility if we are unable to comply with the financial and other covenants included therein. Our credit facility also contains certain customary representations and warranties, affirmative covenants and events of default (including, among other things, an event of default upon a change of control). If an event of default occurs, our lenders will be entitled to take various actions, including the acceleration of amounts due under our credit facility and all actions permitted to be taken by a secured creditor.

Any future debt that we incur may contain additional and more restrictive negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, pay dividends, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy.

Our failure to comply with obligations under our credit facility or the agreements governing the debentures or any future indebtedness may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our other indebtedness and trigger other termination and similar rights under other contracts. We cannot be certain that we will be able to remedy any defaults and, if our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

The required interest payments on our indebtedness under the credit facility may be impacted by reforms related to the London Interbank Offered Rate, or LIBOR. The variable interest rates applicable under the credit facility are linked to LIBOR as the benchmark rate for establishing such rates. Recent national, international, and other regulatory guidance and reform proposals regarding LIBOR are requiring certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Although the credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to LIBOR or result in interest rates that are at least as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of LIBOR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms or at all.

Risks Related to our Common Stock

There is currently no active public market for our common stock and an active, liquid and orderly trading market for our common stock may not develop or be maintained.

Our common stock currently trades in over-the-counter markets and is quoted on the OTC Pink Sheet Market under the ticker symbol “KLDI.”  An active, liquid and orderly trading market for our common stock may not develop or be maintained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for our common stock will develop or be sustained;
•	the liquidity of any such market;
•	the ability of our stockholders to sell their shares of common stock; or
•	the price that our stockholders may obtain for their common stock.

On December 19, 2019 we received notification from the NYSE regarding the delisting of our common stock following consummation of the Business Combination for failing to meet the listing requirement to have 400 minimum round lot shareholders (holders of 100 shares or more) and, on January 7, 2020, our common stock was delisted. If an active market for our common stock with meaningful trading volume does not develop or is not maintained for any reason, our stockholders may not be able to sell their shares or get accurate price quotations on their common stock. Further, to the extent our common stock is determined to be a “penny stock” (an equity security with a price of less than $5.00 that is not registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems meeting certain requirements), brokers trading in our common stock would be required to adhere to different rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock. Under any of these scenarios, our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected.

The trading price of our common stock may be volatile.

The market price of our common stock may be highly volatile and could fluctuate significantly due to a number of factors, some of which are beyond our control. The following factors, among others, could adversely affect our stock price or result in significant price or volume volatility, regardless of our actual operating performance:

•	actual or anticipated variations in our operating and financial performance and that of our competitors, including reserve estimates;

•	changes in our industry or the markets in which we operate;

•	our ability to accurately project future results and our ability to achieve those or meet the expectations of other industry and analyst forecasts;

•	changes in market valuations of similar companies;
•	strategic actions, including acquisitions, or investments by us or our competitors;
•	speculation in the press or investment community;
•	sales of our common stock by us, our directors or officers or the perception that such sales may occur;
•	changes in key management personnel;
•	actions by our stockholders, including sales of large blocks of our common stock;
•	general economic and political conditions, including an economic slowdown;
•	new or changes to existing legislation or other regulatory developments that affect us, or our industry or our markets;
•	short selling of our common stock or related derivative securities or hedging activities; and
•	the realization of any risks described in this “Risk Factors” section or elsewhere in this Quarterly Report on Form 10-Q.

The stock markets in general have experienced extreme price and volume volatility often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock  and other companies in our industry, often without regard to the operating performance of the affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results, financial condition and reputation. In addition, the Business Combination resulted in our merging with a special purpose acquisition company, or SPAC, which can cause additional volatility in the price of our common stock. We expect that the price of our common stock and of that of SPACs in general may be more volatile compared to the stock price of an operating company. Therefore, factors that have little or nothing to do with us could cause the price and trading volume of our common stock to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our common stock to decline materially.

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on transactions such as the Business Combination in the last year, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result, which could adversely affect the price of our common stock.

The coverage of our business or our common stock by securities or industry analysts or the absence thereof could adversely affect our stock price and trading volume.

The market for our common stock will be influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price and volume of our stock would likely be negatively impacted. If analysts do cover us and one or more of them downgrade our stock, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute existing ownership interests and may depress the market price of our common stock.

We have warrants outstanding to purchase up to an aggregate of 29,350,000 shares of common stock at an exercise price of $11.50 per share. To the extent the price of our common stock rises above the exercise price of these warrants and they are exercised, an existing stockholder’s investment in the company will be diluted. Further, the warrants that were issued in a private placement concurrent with the consummation of our initial public offering, or the Private Warrants, can be exercised on a cashless basis, meaning we would not receive any cash proceeds in connection with any such exercise. We also may issue an aggregate of 2,200,000 shares of common stock to certain of our stockholders if the reported closing sale price of our common stock equals or exceeds $13.50 per share for any 20 consecutive trading days during the five-year period following the closing of the Business Combination on December 19, 2019.  As of September 30, 2021, 9,626,451 shares of common stock were reserved under the 2019 Plan, of which 1,903,955 shares of common stock remained available for issuance. We have filed registration statements on Form S-8 under the Securities Act registering these shares under our 2019 Plan and outstanding awards issued under our 2019 Plan. Subject to the terms of the awards pursuant to which these shares have been or may be granted, and except for shares held by affiliates who will be subject to the resale restrictions described below, the shares issuable pursuant to awards granted under our stock incentive plans will be available for sale in the public market immediately.

Additionally, in the event we voluntarily prepay all or a portion of the Debentures prior to maturity, the holders of such prepaid Debentures will have the right to purchase shares of our common stock in amount commensurate in value to the pre-payment at a price of $18 per share, subject to adjustment. The holders of the Debentures also have the option to convert the Debentures into shares of our common stock at the same price at any time. The number of shares that may be issued in such a circumstance cannot be determined at this time. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute the ownership interests of existing stockholders and could cause the market price of our common stock to decline.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply with certain reduced reporting and disclosure requirements available to us could make our common stock less attractive to investors.

We are an emerging growth company and a smaller reporting company, and, for as long as we continue to be either, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies or smaller reporting companies, including, but not limited to:   including only two years of audited financial statements in our Annual Reports on Form 10-K; not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding our business, executive compensation, corporate governance and other matters in our registration statements, periodic reports and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have chosen to “opt in” to this extended transition period for complying with new or revised accounting standards and, as a result, we are not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised standards on a non-delayed basis. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, which occurs in February 2024; (ii) the last day of the fiscal year during which our total annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year. We will cease being a smaller reporting company at the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $250.0 million as of the end of the second quarter of that fiscal year. Therefore, we may continue to qualify as a smaller reporting company even after we cease to be an emerging growth company. We cannot predict if investors will find our common stock less attractive because we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may decline or be more volatile.

The trading price of our common stock may decline if our stockholders sell a large number of shares of our common stock or if we issue a large number of new shares of our common stock or shares convertible into our common stock.

A majority of our outstanding shares of common stock are held by a relatively small number of our stockholders, including one or more affiliates of the Carlyle Group, L.P., or TCG, Revolution Growth III, L.P., or Revolution Growth, and Pivotal. All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Rule 144 of the Securities Act provides a safe harbor under which affiliates of an issuer may resell their securities into the public market, subject to volume limitations and other restrictions. However, TCG has the right to demand that we register its shares under the Securities Act and it and other stockholders have the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. Any registration of these or other shares would enable those shares to be sold in the public market. A sale of a substantial number of our shares in the public market by our significant stockholders or pursuant to new issuances by us or the perception that one or more of these sales or issuances could occur could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Concentration of ownership among our large stockholders and their affiliates may limit the influence of smaller stockholders on corporate decisions and the interests of such large stockholders may not align with those of the smaller stockholders.

Currently, a majority of our outstanding shares are held by a relatively small number of our stockholders, including one or more affiliates of TCG, Revolution Growth and Pivotal. Additionally, TCG and Revolution Growth have the right together to nominate for election up to six members of our Board of Directors, depending on the parties’ aggregate beneficial ownership of our common stock.  As a result, if some of these stockholders vote in an aligned manner, they could meaningfully influence the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, such as a merger or sale of our company or its assets and make some transactions that might otherwise give our other stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without their support. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may delay or preclude an acquisition. These stockholders may transfer significant voting blocks of our common stock to a third-party by transferring their common stock, which would not require the approval of our Board of Directors or other stockholders. Some of these persons or entities may have interests that may materially differ from the rest of our stockholders. This concentration of ownership may also adversely affect our share price.

Additionally, TCG, Revolution Growth, Pivotal and certain current and former directors, including Kevin Griffin, and, in each case, and their respective affiliates, are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These parties may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that representatives of these parties and their respective affiliated entities and funds may serve as members of our Board of Directors or in other capacities, our second amended and restated certificate of incorporation provides, among other things, that, to the fullest extent permitted by law:  (i) the parties and their respective affiliates shall not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business we do, (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, business opportunities that are from time to time presented to these parties and their respective affiliates, even if the opportunity is one that we might reasonably be expected to pursue or would have pursued given the opportunity to do so and (iii) each of these parties and their respective affiliates shall have no duty to communicate or offer any such business opportunity to us and will not be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that they pursue the business opportunity, direct the business opportunity to another person or fail to present the business opportunity to us; provided that the corporate opportunity was not expressly and exclusively offered to any such person in his, her or its capacity as one of our directors or officers. In the context of this waiver, a corporate opportunity will not be deemed to belong to us if it is a business opportunity that we are not financially or legally able or contractually permitted to undertake, or that is, from its nature, not in our line of business or is of no practical advantage to us or that is one in which we have no interest or reasonable expectancy. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by these parties to themselves or one of their respective affiliates.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our credit facility, agreements governing any other indebtedness we may enter into and other factors that our Board of Directors deems relevant. Accordingly, our stockholders may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell their shares at or above the price they paid for them. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Our ability to raise capital in the future may be limited and we may not be able to secure additional financing on terms that are acceptable to us, or at all.

In order for us to grow and successfully execute our business plan, we will require additional financing. Additionally, our business and operations may consume resources faster than we anticipate. Therefore, in the future, we expect we will raise additional funds through various financings that may include the issuance of new equity securities, debt or a combination of both. However, any sale or perception of a possible sale by one or more of our significant stockholders or our other affiliates, and any related decline in the market price of our common stock, could impair our ability to raise capital. Further, additional financing, whether debt or equity, may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Other Miscellaneous Risks

Any failure to maintain an effective internal control over financial reporting could adversely affect our business and stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. As an emerging growth company and smaller reporting company, we currently avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be both an emerging growth company and a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Testing and maintaining internal controls can also divert our management’s attention from other matters that are important to the operation of our business. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Additionally, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Therefore, our internal control over financial reporting will not prevent or detect all errors and all fraud.

Any failure to develop or maintain effective controls could harm our results of operations or make it more difficult to record, process, produce and report financial information accurately, and to prepare financial statements on a timely basis as required by SEC rules, which could cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to maintain effective internal control over financial reporting could adversely affect our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, subject us to civil and criminal investigations and penalties and adversely effect on the trading price of our common stock.

We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting in the past and other significant deficiencies and material weaknesses may be discovered in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Following the April 12, 2021 issuance of the SEC “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff statement, it was appropriate to correct the effect of the prior period error related to our accounting for the Private Warrants. As part of such process, we identified a material weakness in our internal control over financial reporting. Although we believe we have remediated this material weakness, we may need to take additional measures to address the material weakness or modify remediation steps taken, and we cannot be certain that the measures we have taken, will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual consolidated financial statements. Moreover, we can provide no assurance that we will not identify additional material weaknesses in our internal controls over financial reporting in the future. Further, as a result of this material weakness, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations.

Our second amended and restated certificate of incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

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

•	provisions limiting stockholders’ ability to act by written consent; and
•	a staggered Board of Directors whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

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

Item 6.     Exhibits.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2021