Form 10-K
period 2021-12-31
KLDiscovery Inc.
filed 2022-03-17
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price of $7.81 on the OTC Pink Sheet Market, was approximately $73.5 million.

As of March 17, 2022, there were 42,684,549 of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and management’s plans and objectives for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

•	potential failure to comply with privacy and information security regulations governing the client datasets that we process and store;
•	the outbreak of disease or similar public health threat, such as COVID-19;
•	the ability to operate in highly competitive markets, and potential adverse effects of this competition;
•	risk of decreased revenues if we do not adapt our pricing models;
•	the ability to attract, motivate and retain qualified employees, including members of our senior management team;
•	the ability to maintain a high level of client service and expand operations;
•	potential issues with our product offerings that could cause legal exposure, reputational damage and an inability to deliver services;
•	the ability to develop and successfully grow revenues from new products such as Nebula, improve existing products and adapt our business model to keep pace with industry trends;
•	risk that our products and services fail to interoperate with third-party systems;
•	potential unavailability of third-party technology that we use in our products and services;
•	potential disruption of our products, offerings, website and networks;
•	difficulties resulting from our implementation of new consolidated business systems;
•	the ability to deliver products and services following a disaster or business continuity event;
•	potential unauthorized use of our products and technology by third parties and/or data security breaches and other incidents;
•	potential intellectual property infringement claims;
•	the ability to comply with various trade restrictions, such as sanctions and export controls, resulting from our international operations;
•	consequences of our substantial levels of indebtedness;
•	potential impairment charges related to goodwill, identified intangible assets and fixed assets;
•	impacts of laws and regulations on our business;
•	potential litigation and regulatory proceedings involving us;

•	expectations regarding the time during which we will be an emerging growth company or smaller reporting company;
•	the potential liquidity and trading of our public securities; and
•	other risks and uncertainties indicated in the section titled “Risk Factors” in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K and in any document incorporated by reference are based on current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that include phrases such as “we believe” and similar phrases reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and while we believe such information forms a reasonable basis for these statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

RISK FACTOR SUMMARY

Our business is subject to numerous risks. The summary below highlights some of the risks you should consider with respect to our business. Additional risks, beyond those summarized below or discussed in “Risk Factors,” may also adversely impact our business, financial condition and results of operation. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors,” which includes a more complete discussion of the risks summarized here.

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

The foregoing summary is not complete and should be read together with the more detailed discussion of these risks and uncertainties in “Risk Factors,” together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto.

PART I

Item 1. Business.

In this Annual Report on Form 10-K, unless otherwise specified or where the context requires otherwise, references to “we,” “our,” “us,” “KLD” and “the Company” (i) for the periods prior to the completion of the business combination between Pivotal Acquisition Corp. and LD Topco, Inc., which closed on December 19, 2019, refer to Pivotal Acquisition Corp., the special purpose acquisition company, and (ii) for the periods after completion of the business combination, to KLDiscovery Inc., the combined company, and its consolidated subsidiaries. References to and the descriptions of the business included in this Annual Report on Form 10-K refer, prior to the business combination, to the business of LD Topco, Inc., and after the business combination, to the business of KLDiscovery Inc. This Annual Report on Form 10-K also refers to our websites, but information contained on those sites is not part of this Annual Report on Form 10-K.

Mission

We solve complex legal, regulatory and data challenges for our clients around the world by leveraging our proprietary software and innovative technology-based solutions.

Our Company

The Company was incorporated by its founder, Pivotal Acquisition Holdings LLC, or Pivotal, under the name “Pivotal Acquisition Corp.” as a blank check company on August 2, 2018 under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, stock purchase, reorganization or similar business combination with one or more businesses or entities. On February 4, 2019, the Company consummated its initial public offering, or the IPO, of units, with each unit consisting of one share of Class A common stock and one redeemable warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, or the Public Warrants. On December 19, 2019, pursuant to an Agreement and Plan of Reorganization, dated as of May 20, 2019, as amended, the Company and LD Topco, Inc., or LD Topco, consummated a business combination transaction, or the Business Combination, pursuant to which, among other things, a merger subsidiary was merged with and into LD Topco, with LD Topco surviving the merger as a wholly owned subsidiary of the Company. The Business Combination was accounted for as a reverse merger in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Under this method of accounting, Pivotal Acquisition Corp. was treated as the “acquired” company for financial reporting purposes.

Overview

We are a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 19 countries around the world. With our long- standing history and transformative acquisition in 2016 of Kroll Ontrack, a storied eDiscovery platform with history dating back more than 36 years, we have decades of experience designing, building, and developing innovative technology solutions that evolve with the needs of our clients. Our integrated, proprietary technology solutions enable clients to efficiently and accurately collect, process, transmit, review and recover complex and large-scale enterprise data. In conjunction with our proprietary technology, we provide immediate expert consultation and 24/7/365 support worldwide, empowering us to be a “first-call” partner for mission-critical, time-sensitive, and nuanced eDiscovery and data recovery challenges. We leverage our proprietary technology solutions and extensive industry expertise to provide a more reliable, secure and seamless experience for our clients when tackling “big data” volume, velocity, and veracity challenges.

A key example of our purpose-built innovation is Nebula, our flagship, end-to-end AI / ML powered solution that serves as a singular platform of engagement for legal and other types of data. We also offer clients the optionality they desire—KLDiscovery-developed or externally-developed software and cloud-based or a number of different on-premise data storage options. We processed 7,823 and 7,598 Legal Technology matters for the years ended December 31, 2021 and 2020 respectively, and currently averaging over 40,000 data recoveries annually from all types of storage media. We believe our scale, expertise, proprietary technology and optionality, and global presence uniquely positions us to be the go-to partner for our clients and solve the world’s largest and most complicated data challenges.

Since January 1, 2020, we have provided services to a highly diverse base of more than over 5,400 Legal Technology clients. Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, and real estate. Our data recovery clients include corporations and individuals that need to recover and access data. Our loyal client base includes 97% of the highest-grossing law firms in the United States as ranked by American Lawyer, known as the AM Law 100, as well as 61% of Fortune 500 companies, as of December 31, 2021. We have longstanding relationships with many of our clients. For example, the average length of our relationships with our top 25 clients based on revenue for the year ended December 31, 2021 is approximately 13 years. We actively collect and review feedback from our clients to ensure we are investing in the features and services that address their ever-evolving needs. We believe our commitment to being a “first-call” provider for our clients’ largest and most complex cases has helped drive significant revenues from larger and more complex matters, with Legal Technology matters generating over $100,000 and $500,000 in revenue representing 77% and 47%, respectively, of our Legal Technology revenue during the year ended December 31, 2021.

The legal technology industry is fragmented and bifurcated into dozens of software providers, which concentrate on technology solutions, and service providers, which license software and focus on client support to assist with managing the third-party technology. Software providers have increasingly prioritized DIY solutions and generally lack full-service support to address complex data challenges, while service providers have relied on multiple, disparate third-party tools and systems that are limited in the client use cases they can address. We bridged this gap by establishing KLDiscovery as a leading legal technology provider with scale that merges state of the art proprietary software and white-glove services. This combination allows us to manage incidents from an organization’s smallest concerns to its most complex legal reviews, as well as time and strategically sensitive legal matters.

As the first provider to license Relativity, a ubiquitous document review tool, we set a new standard in eDiscovery workflow, being the first provider to reach over one million records on the platform. Since then, we have developed KLD AI and review automation proprietary tools to augment the Relativity offering. For those clients who may choose to use third-party tools like Relativity for data hosting, we complement and enhance their experience via our proprietary toolkit to maximize the hosting platform’s functionality.

In response to an increasing number of clients seeking an end-to-end, fully integrated offering, we launched our proprietary cloud-native Nebula ecosystem in 2018. Nebula is a differentiated, comprehensive platform that addresses the full lifecycle of the EDRM. Nebula is designed for enterprise adoption and can be seamlessly applied to address a multitude of use cases for the global legal and corporate communities. Clients who utilize our all-in-one platform benefit from a scalable, singular repository for their legal workflow processes, while reducing costs, and reducing data security risks inherent when processing and transferring data across multiple disparate systems and service providers. Nebula also offers clients flexibility in data delivery methods – in the public cloud, in our secure data centers, behind the client’s firewall in an enterprise server-rack and at a client’s location via Nebula Portable—optionality no other provider’s proprietary platform can offer. Regardless of data storage location, clients can seamlessly manage their data through the integrated Nebula platform. Demonstrating Nebula’s potential, we have experienced strong growth in Nebula revenues—for the year ended December 31, 2021, Nebula revenue was $25.9 million, a 38.0% increase from the prior year. Our diversified and deep-rooted client relationships provide a large and loyal user base to further accelerate the adoption and growth of Nebula.

As Nebula’s capabilities continue to offer additional upstream use cases beyond eDiscovery, our clients are able to leverage our technology throughout their respective eDiscovery lifecycles. For example, we offer clients Nebula Big Data, which captures data across numerous platforms and provides a secure, searchable copy of data under preservation, as well as Nebula Legal Hold, which allows clients to ingest and manage hold data from any source. We believe the breadth of Nebula presents an attractive entry point for us to engage with clients early and bring them onto our platform.

Additionally, we are a global leader of data recovery services, currently averaging over 40,000 data recoveries annually from all types of storage media. With our in-lab, remote, and on-site capabilities, we recover data at an over 75% success rate from almost any device, storage manufacturer, operating system, database, and back up format. We expect to continue to benefit from our deep data recovery competencies, given the increasing relevance of data privacy and cybersecurity issues at the institutional, governmental, and international levels.

We believe we have a strong runway to capture a greater percentage of our large and growing market opportunity. Our unique combination of proprietary software and technology-enabled services, coupled with our full stack, scalable platform that covers the full EDRM life cycle, best positions us to tackle our clients’ “big data” challenges. Moreover, we believe our proprietary Nebula offering, unlike other existing solutions, offers broad flexibility in deployment methods, cost efficiency with customizable pricing models, and optimized accuracy with its underlying AI / ML technology. We see further opportunity to grow our sales among new and existing clients, scale internationally, and extend our technology leadership. For the years ended December 31, 2021 and 2020, we generated:

	Year Ended December 31,
	2021	2020
(in millions)
Revenues	$320.5	$289.5
Net loss	(60.5)	(49.9)
Adjusted EBITDA (1)	65.2	63.3

(1)	Adjusted EBITDA is a non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-U.S. GAAP Financial Measures.”

The following table sets forth the number of clients for Legal Technology and Nebula, respectively, as of the dates indicated. The number of Legal Technology clients includes the number of Nebula clients. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding number of clients and matters.

	December 31,
	2021	2020
Legal Technology clients	5,482	5,216
Nebula clients	1,200	910

We define Legal Technology clients as each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. We define Nebula clients, each of which is included in the number of Legal Technology clients, as the total number of primary law firm, corporation, insurance company and service provider clients to which we provided legal technology solutions for a matter that we billed for use of our Nebula solution during the two years prior to the applicable date.

The following table sets forth the number of matters for Legal Technology and Nebula, respectively, as of the dates indicated. The number of Legal Technology matters includes the number of Nebula matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding number of clients and matters.

	December 31,
	2021	2020
Legal Technology matters	7,823	7,598
Nebula matters	927	819

We define Legal Technology matters as the total number of matters on which our Legal Technology solutions were used in the twelve months preceding the applicable date. Matters refer to a range of activities that include collecting, tracking, analyzing, and exchanging relevant data. Legal Technology solutions currently drive the majority of our revenue and provide the foundation for additional adoption of our proprietary technology solutions and other offerings. We define Nebula matters, which are included in the number of Legal Technology matters, as the total number of matters on which our Nebula solution was used in the twelve months preceding the applicable date. Nebula is our ecosystem of proprietary technology solutions that enables clients to collect, process, store, analyze, and govern their data on a single platform. Nebula comprises a steadily growing component of our revenue and we expect Nebula adoption to increase, and the number of Nebula matters to grow in the long term as we continue to introduce new product capabilities and cross-sell Nebula to our existing clients.

Industry background

The rule of law is integral to society—it is the foundation for systems of justice, underpins government functions, and upholds fair economic transactions and social development. From multi-national corporations and governments to local businesses and individual citizens, millions rely on legal services to navigate complex matters and uphold the law in an ever-changing world. According to Statista, legal services represent one of the largest sectors in the global economy, with worldwide spend estimated to increase from $767 billion in 2021 to $846 billion in 2023. As technology continues to revolutionize the legal services industry, there is a significant existing market opportunity for legal technology solutions that should continue to grow.

While the legal technology industry is vast and diverse, most organizations in the industry fall into one of four categories:

•	Corporations and other entities—Ultimately the “end buyers” of technology and services, they hire law firms and providers to help them navigate legal, regulatory, and cyber matters
•

Law firms—Often seen as an intermediary between providers and corporations/government entities, law firms often make provider decisions on behalf of their clients. Law firms are also consumers of legal technology and solutions themselves, both for in-house matters and as an extension of their litigation technology teams. As a result, law firms not only become direct sources of revenue for service and software providers, but also an important source of referrals to corporations that providers can leverage to build direct relationships

•

Service providers—License and package technology and provide services to corporations and government entities and the law firms they work with. Most service providers of any scale have some proprietary technology, but very few have material portfolios and instead rely largely on licensing third party tools

•

Software providers—Create technology solutions that service providers rely on, but often take a “hands-off” approach with respect to substantive matter support or client service. They typically offer only software without domain expertise and support that goes beyond the software itself. This DIY approach is not equipped to handle large engagements. Moreover, most software providers focus their technology to a particular segment of the EDRM and/or a specific delivery vehicle, forcing buyers to maintain multiple relationships to ensure all their needs are satisfied

Despite the clear distinctions among these categories, there is often overlap between their needs. Service providers commonly license and repackage technology with their services to law firms and corporations, who typically lack the full requisite of resources and domain expertise. Additionally, each organization has specific needs and requirements relating to where data can be hosted, ranging from entirely cloud to entirely behind their firewall, or somewhere in between. While each organization’s technology and service needs are unique, software providers can nevertheless market their solutions to all of those organizations, due to the overlap in needs.

These dynamics underscore the market potential for software providers and highlight the opportunity that exists today for a solution that has broad functionality, around-the-clock client service, and optionality in delivery vehicles to meet all of a buyer’s data needs.

Electronic Discovery Reference Model (EDRM)

eDiscovery

eDiscovery is a critical component of the legal industry: parties preserve, collect, review, and exchange information electronically for the purpose of using it as evidence in a civil, criminal or investigative legal case or regulatory action. Electronically Stored Information or, ESI, in eDiscovery can range from simple data sources such as emails, word documents, and databases, to increasingly modern and complex data sources such as social media messages, cell phone data, and mobile applications, such as internal digital chat data, and audio / visual calls. The volume and complexity of eDiscovery varies significantly from case-to-case, ranging from small matters comprising little data to highly complex matters with vast amounts of enterprise data where support from technology and legal experts is essential. According to the IDC the worldwide eDiscovery software and services market is forecasted to be $14.7 billion in 2021 and is expected to increase to $16.9 billion by 2024 due to the proliferation of data and legal challenges, thereby underscoring eDiscovery’s growing significance and use cases.

The eDiscovery market is highly fragmented, resulting in low penetration divided amongst many vendors. Further, within the eDiscovery industry, there is a significant disconnect between software providers and service providers. Most service providers of any scale have some proprietary technology, but very few have material portfolios and instead rely largely on licensing third party tools. These vendors lack fundamental control over the products they resell, which weakens the user experience and diminishes lifetime value.

Information governance

Information governance is a rapidly maturing discipline, the objective of which is to enable enterprises to manage their huge and growing data estates, taking into account the many demands placed upon that data. These demands include everything from ready access to data for business utility and continuity, to data protection against ransomware and other cyber-attacks, to complying with proliferating privacy and other regulatory requirements, to responding to regulatory investigations and civil litigation. Radicati estimates the information governance market to be $6.5 billion in 2021 and expects it to grow to approximately $8.9 billion in 2024.

Vendors that offer versatile solutions can help minimize costly and duplicative workflows arising from using separate systems to address multiple needs. Information governance products also serve as attractive entry points for new eDiscovery business opportunities. We expect increases in legal and regulatory demands, and burgeoning data volumes, as well as strategic needs to protect data from cyber-attacks, to drive the growing adoption of information governance solutions.

Data recovery

Data recovery technology providers help clients, ranging from Fortune 500 companies to individual consumers, recover data that would otherwise be lost for a myriad of reasons, such as system failures, accidental deletion, physical damage, natural disasters, ransomware or user error. Data recovery companies use software tools and physical inspection to diagnose and determine the condition of the media and what data may be recovered. Then, they make an image of the data and perform a logical reconstruction of it. In the case of physical damage, large- scale facilities are required as the device may need to be disassembled in a clean room lab and spare parts used to facilitate the recovery. According to the IDC, the worldwide data protection market, which consists of data recovery, archives, and backup spending, is projected to be $8.9 billion in 2021 and is expected to grow to $18.4 billion in 2025.

Many of the vendors in this fragmented industry are small electronics repair shops using off-the-shelf data recovery software tools. Many smaller data recovery vendors can recover data from hard disk or external drives, while some have the capability to assist with more complex data recovery from servers, storage systems, and networks. Very few global data recovery providers support large-scale operations such as clean room labs and physical data recovery capabilities. Data recovery also complements eDiscovery and information governance by minimizing the amount of data that cannot be recovered from lost or deleted files.

Industry trends

Growing significance of legal services worldwide

In an ever-evolving digital world, businesses are exposed to growing amounts of legal liability and greater risks related to their brand, reputation, and performance. As businesses expand their presence into new jurisdictions, they are also subject to increasingly complex disputes and legal matters. According to global law firm Norton Rose Fulbright’s litigation trends survey, 74% of companies in the United States faced at least one lawsuit in 2020. In order to safeguard their operations and minimize business disruptions, businesses must modernize their approach to legal matters through technology and are increasingly looking for comprehensive legal technology solutions to do so.

Technological transformation within the legal industry

Many believe that the legal industry has lagged behind other sectors in digital transformation. The lack of legal digital infrastructure is driven by the traditional bill-by-the-hour service model and legacy pure-play service providers who are unable to keep pace with evolving technology needs. As demand for legal services continues to grow, clients seek more technology-based solutions such as software applications to improve productivity and efficiency and drive greater certainty of legal outcomes. This profound transformation is increasingly powered by advancements of capabilities such as AI / ML and serviced by providers with domain expertise in both the legal and technology sectors. The COVID-19 pandemic and work-from-home orders further accelerated these trends and ushered in a new digitized environment where businesses and governments must adopt more legal technology solutions. With greater adoption of legal technology, lawyers and other legal service professionals increasingly require technical expertise and support from trusted providers to fully utilize and reap the benefits of these applications.

The proliferation of enterprise data

The volume and variety of enterprise data is growing at an exponential rate, with increased adoption of mobile devices, accessibility of hosted systems, and increased reliance on electronic data storage. According to the IDC, the amount of electronic data created and replicated will nearly triple from 64 zettabytes in 2020 to 180 zettabytes by 2025. With such rapid growth, traditional methods of manually collecting and reviewing data for documentary evidence have failed, having proven to be highly cumbersome and inefficient. Enterprises are increasingly seeking advanced technological solutions to review large datasets quickly, accurately, and securely, and to have data stored in a manner that facilitates access and the review process.

Increased focus on flexibility of solution delivery

With diverse business operations and locations and varying degree of adoption of cloud-based applications, clients need flexible legal technology solutions to suit their unique needs. There has been an ongoing industry shift towards cloud-based delivery methods, which we expect to become even more pervasive; however, many clients still rely on traditional, on-premise hosting licensed from third-party vendors. At the same time, others require more deployment optionality such as cloud, at a provider’s data center, or even portable solutions that can be brought on-site and air-gapped to address particularly sensitive data sets. Many factors drive these decisions, chief among them are the perceived benefits of enhanced data privacy and security, as well as a desire to have greater control over the company’s data. As such, clients need a flexible approach to how legal technology solutions are delivered to adequately meet the diverse and complex needs of the legal industry. As the industry continues to move away from a one-size fits all approach, there is a greater emphasis on customized legal technology offerings that feature seamless workflows from start to finish across multiple delivery options.

Users involved in complex cases require strong project management and client service

Complex cases, such as second requests from antitrust regulatory authorities such as the U.S. Federal Trade Commission or U.S. Department of Justice investigating possible anticompetitive consequences of a proposed M&A transaction and joint defense cases in which parties sharing similar legal interests are able to exchange information, require a significant amount of support—typically around the clock—from a team with diverse skill sets that can expertly navigate and execute work across many phases of the EDRM. Given the high stakes typically associated with these matters, law firms and corporations require a collaborative and consultative relationship with their technology solutions providers. Providers or platforms that favor a more “hands-off” approach may limit the types of engagements they will be considered for, as clients would need to engage third parties for support, and working with multiple providers introduces additional cost and risk at a critical juncture. With increasingly complex and nuanced cases, the provision of client service resources remains imperative for clients to realize the full benefits of the software in use.

Strategic relevance of privacy and security protocols

Clients are placing a greater emphasis on legal technology tools that not only increase productivity and accuracy, but also ensure data security and protection at industry-leading standards. This new and rapidly growing demand is driven by increased data privacy laws and regulations such as GDPR and the litany of state laws being enacted or considered for enactment in the United States. The rise of cybersecurity issues such as data breaches, ransomware and phishing attacks and other incidents is also driving demand. As a result, businesses and law firms have placed greater focus on secure record and access systems.

Limitations of existing offerings

Lack of providers offering both software and technology-enabled services

Historically, the legal technology industry has been characterized by a separation of software and service providers with industry participants falling in one of two major categories: software providers that create technology solutions and service providers that typically license and resell software and assist with managing the technology while offering client support and legal expertise.

Software providers do not offer critical client service resources

The relationship between software and services providers has been increasingly disrupted as the industry evolves. With the maturation of cloud and AI / ML technologies, certain software providers are prioritizing or limiting delivery of their software solution to the cloud while charging license fees. In turn, they rely solely on those licensing their software or third-party service providers charging clients usage-based fees to provide substantive client support. Furthermore, emerging software providers that typically offer DIY solutions, are in the early stages of expanding into the services space in order to expand their market opportunity, but they cannot support more complex and larger legal cases in the same way we can with our solutions. Despite this shift, these players continue to heavily prioritize self-help and “DIY” support models over full-service support, which is typically required for large and complex engagements.

Service providers rely almost exclusively on third-party technology

In contrast to software providers, service providers typically have very little proprietary technology and rely almost exclusively on third-party tools. These tools are expensive and often fail to individually address all of the various use-cases and needs of their buyers. This lack of technological independence either results in gaps in what a provider can offer or requires service providers to license multiple disparate systems in a manner that is neither seamless nor cost effective. Across the industry, service providers rely on licensing add-on technology tools for Relativity, or separate third-party apps such as Brainspace, often leading to a disjointed user experience resulting from the lack of any integration between separate technology platforms. There remains a gap – and industry need—for an integrated platform to provide users with flexibility across their technology stack, and a scalable solution that can address any type of legal case.

Lack of comprehensive solutions

Legacy point solutions fail to cover the full lifecycle of information governance, eDiscovery, and data recovery, and require legal teams and service providers to coordinate data and applications across numerous products and providers. The lack of a comprehensive and well-integrated offering results in inefficiency within workflow processes, as existing providers are often not interoperable. For example, a corporate client engaged in a large- scale defense case that is collecting digital evidence from various servers and needs assistance managing several case records typically requires multiple solutions with differing capabilities from different providers to meet its needs. However, using multiple solutions from multiple providers almost always results in additional license costs, inefficiencies and increases the risk of error and security breaches while transferring data between solutions. As legal matters become increasingly complex and costly with disparate solutions, an integrated and comprehensive platform becomes critical to deliver efficient and cost-effective performance as well as to provide a seamless user experience across offerings.

Limited flexibility and scalability of offerings

Many of the technology solutions within eDiscovery lack the flexibility and scalability to adapt to multiple delivery options. Most competing platforms have only one delivery model – either locally installed by the client or delivered as a SaaS platform by the provider. While cloud-based offerings are generally more cost-efficient, they sometimes lack the same degree of functionality and scalability as traditional offerings. This rigid bifurcation forces clients to decide between delivery methods – cloud or on-premise. Examples of this include eDiscovery providers looking to maximize margins by forcing clients to the cloud, to law firms looking to have “in-house” capabilities, to global corporations with smaller satellite offices in jurisdictions with strict data residency requirements and poor cloud provider coverage. There is a whitespace for a software solution with the flexibility to operate efficiently in both the cloud and on commodity hardware, to allow clients to benefit from optionality over the long term.

Lack of scalable, end-to-end technology solutions and expertise to handle complex cases

With the proliferation of enterprise data and the growing number of intricate cases, there remains a gap in offerings that are well-equipped to address the ever-evolving complexities within the legal landscape. The depth and breadth of eDiscovery cases vary greatly, ranging from internal investigations to highly complex legal cases, including second requests and joint defense cases.

Furthermore, as technologies such as ML advance and become increasingly accessible, it is now more important than ever for solutions to provide enrichment and automation wherever possible. This is especially critical for larger and more complex data sets where a “brute force” document-by-document approach is neither practical nor cost-effective.

Existing DIY solutions typically offer a one-size fits all approach, and lack the technology, functionality, expertise, and technical and project support required to help clients successfully navigate the complexity and nuances of large-scale projects. Revenue opportunities of any size, scale, or sustainability require a tight-knit client support matrix with a deep bench of talent with a high level of availability and experience. Any provider or solution lacking in this area will be unable to compete successfully.

Our solutions

We are a legal technology pioneer with a long-standing presence developing proprietary technology solutions. We provide an expansive suite of technology offerings including our end-to-end fully integrated solution, Nebula, which comprehensively addresses information governance, eDiscovery and data recovery needs. Our solutions have been developed in-house by capitalizing on our more than 15 years of technology expertise and legal process management experience. As the first provider to license Relativity, we have developed an entire suite of proprietary technology solutions that creates a bespoke and enhanced experience within the platform.

We introduced Nebula, our proprietary platform, in 2018 after years of learning from our many client relationships and the engagements on which we support them. Our vast experience taught us that our clients needed one comprehensive and integrated platform that can be used to complete all steps of the information governance and EDRM process, and we believe Nebula fills this critical need. Complemented by our world-class client service, Nebula empowers our clients with flexible, scalable, and innovative tools. As a result, unlike other providers who cannot update the third-party software they sell in real-time or technology companies who are unable to provide after-sale support, we fully control our proprietary technology—along with the user experience—enabling us to serve as a unified one-stop shop.

eDiscovery

We are a leader in eDiscovery with a broad suite of unique offerings that make us a provider of choice for our clients. Our core products include Nebula, EDR, and Relativity. Nebula offers end-to-end eDiscovery management in a single tool, enabling clients to efficiently analyze, process, review, and manage large data sets. EDR and Relativity are two platforms for hosted review, the former facilitates the eDiscovery search and review process in a single tool and the latter serves as a licensed platform focused on document review that provides our clients additional optionality for data hosting solutions. Whether our clients use our proprietary platforms, Nebula and EDR, or third-party licensed platforms, such as Relativity, we offer many complementary proprietary solutions that we have developed using cutting-edge AI / ML algorithms to enhance workflow efficiency and user experience.

Nebula

Nebula is our premier end-to-end information governance and eDiscovery platform, which facilitates the identification, preservation, collection, processing, review, and exchange of ESI.

Developed in-house with our proprietary technology, we believe Nebula is one of the few comprehensive platforms in the marketplace that supports the entire lifecycle of EDRM. From initial identification to final production, Nebula covers all phases of eDiscovery within a single, easy to use platform, including, big data management, legal hold, ingestion and processing, early case assessment, or ECA, review, and production— infusing AI / ML and other advanced technologies every step of the way.

Using innovative technology, Nebula offers users maximum flexibility by supporting delivery in all environments, including in the public cloud, in our secure centers, behind the client’s firewall in an enterprise server-rack via Nebula Enterprise and at a client’s location via Nebula Portable. Nebula empowers users to make critical strategic decisions using the most relevant data with minimal human effort, disrupting traditional approaches to legal work and empowering adopters to do more with less.

As we continue to enhance Nebula, we remain focused on our strategy to attract more clients currently relying on third-party software onto our Nebula platform. Unlike many other providers who gather and resell technology tools created by others, our unified owned and operated platform offers greater flexibility and enables us to deliver greater lifetime value to our clients. We believe that these clients will not only benefit from Nebula’s cutting-edge technology and unique full array of delivery options but also the broader ecosystem we have created with proprietary tools to enhance legal departments’ productivity, efficiency, and quality of outcomes.

Nebula Big Data

Nebula extends our reach well beyond eDiscovery to include applications for cost-effective information governance solutions. Not only can it reliably capture data across dozens of platforms, it also meets ongoing legal hold requirements by providing a secure, defensible, and searchable copy of data under preservation. Nebula Big Data highlights the capabilities of our ecosystem to deliver both eDiscovery and information governance strategies. Nebula Big Data acts as an enterprise information archive, allowing organizations to cost- effectively use a single copy of data to satisfy multiple competing objectives in a unified platform that minimizes management overhead compared to managing data in source systems.

eDiscovery.com Review (EDR)

EDR is our proprietary solution tailored for technologists, such as a large law firm with sophisticated in-house technology expertise, who want a larger measure of control over their complex eDiscovery review and production. From eDiscovery investigations to document review and production, EDR integrates the eDiscovery process into one robust tool and includes analytics and matter management features that take extra time or create manual work in other applications. Not only does the intuitive interface allow users to easily search and review documents, but the automated routing and distribution of documents also helps users streamline reviews and maximize accuracy. With tried-and-true scalability and powered by next-generation technology, we have now reached over 100 million documents in a single EDR database. Over the past decade, our clients have produced approximately 6 billion pages to requesting parties using EDR. Unlike Nebula, which broadly addresses the full EDRM process, EDR was intentionally designed to focus specifically on large-scale review, analysis, and production.

Relativity

We are a leading licensee of Relativity, a ubiquitous document review tool that helps our clients analyze data for eDiscovery, litigation, investigations, and other legal matters. We license software from Relativity primarily on a fixed-fee basis with relatively minimal variable costs. Our current Relativity agreement expires on June 30, 2024.

We are the longest tenured licensee of Relativity, with a partnership reaching back to 2006. Shortly after beginning the partnership, we hosted the first case to reach one million records on the Relativity platform, and we have a long and well-documented track record of innovation within the platform.

Our Relativity offering is differentiated by our own suite of exclusive and proprietary tools that affect every part of the project. As we augmented the Relativity offering with our proprietary supplemental products, we built a bespoke and proprietary user experience and broadened our competitive edge. In addition, our KLD AI and review automation tools help deliver efficient and reliable document review and allow users to maximize their Relativity experience. We currently host Relativity in six countries worldwide.

KLD AI and review automation

Developed in-house through a collaboration among our data scientists, engineers, and legal professionals, KLD

AI and review automation is one of the most advanced toolkits on the market. It offers a full range of technology- enabled review features to complement our extensive offerings including Nebula and Relativity. When our clients opt to use third-party tools like Relativity for data hosting, they adopt our toolkit to maximize their functionality, underscoring the efficacy of the proprietary technology that underpins KLDiscovery and the bespoke, full-suite solution we offer. Our toolkit includes:

•	Machine Learning—Our supervised machine learning, known as Predictive Coding in the legal industry, supports multiple workflows and methodologies and helps prioritize essential documents for review.
•	Automated Workflow—Automates the routing and distribution of documents to streamline document review and maximize accuracy and defensibility—a key component of our bespoke document review offering.
•	Workflow Reporting Suite—Provides dynamic, on-demand information on the progress, productivity, and tagging trends for document review projects run within the Workflow system.
•	Natural Language Processing—Our powerful language-based AI enables users to gain meaningful insights into their data.
•	Audio Transcription—Transcribes audio recordings into text.
•	Foreign Language Translation—Translates foreign languages into a client-readable format.

Processing

KLDiscovery’s proprietary software stack ingests, normalizes, and prepares data for review, analysis, and production. Enterprise data is typically voluminous and routinely consists of a wide variety of data types coming from many disparate sources, meaning the quality, scalability, and reliability of the processing platform are critical. Most organizations license third party processing technologies, which are not integrated with their information governance, collection, review, or production platforms, creating an inefficient and costly workflow.

While our processing solution is integrated into Nebula, it can also be used with other third-party solutions. It supports dynamic resource management, allowing us to easily add technology resources (i.e., virtual machines) to provide high-powered scalability and performance. This powerful tool allows us to process significant amounts of data in a fraction of the time required with other applications.

This offering is well suited for service providers, law firms, and corporations who have a need to process data. Licensing our Nebula platform addresses various needs and requirements, which can range from a complete end-to-end solution to those that may require only a point solution for simple processing or early case assessment, or ECA.

Regardless of the circumstances, clients reap the benefits of a mature processing technology that can not only be used at any scale and for any data set, but is also fully integrated into a larger, interconnected ecosystem.

Technology-enabled services

We deliver technology-enabled services to complement and maximize the power of our software portfolio. As part of our solutions, we engage with clients at every stage of their eDiscovery journey and personalize solutions focused on their individual needs. This process often serves as a starting point for new business opportunities as clients may use any combination of our technology solutions and services as their data and legal needs continue to evolve.

With the help of our team of experts, we aim to be our clients’ most trusted partner by providing support for all aspects of eDiscovery and data management. We also offer DIY tools such as RCMgr a comprehensive self- collection suite where end users and IT professionals alike can effortlessly and defensibly perform forensically sound collections of hard drives, loose files, and email servers. Leveraging decades of experience at the intersection of the legal, regulatory, and technology sectors, we provide technology-enabled managed review, digital forensics, informational archiving, and other advisory solutions 24/7/365 to users worldwide.

Data recovery

Business and private users routinely store business-critical data on servers, laptops, mobile devices, and phones. As a result, data loss events can be devastating. The cost to an enterprise can amount to millions of dollars if they are unable to access important data for business operations. To address those data loss events when they occur, we provide data recovery solutions worldwide.

•

Ontrack Data Recovery—When other data protection efforts fail, Ontrack can often recover our clients’ data, documents, and critical systems. We performed over 35,000 data recoveries for our clients in more than 80 countries in 2021.

•

Ontrack PowerControls—Enables email and backup administrators and database administrators to restore individual mailboxes and messages, without having to restore the entire database. Ontrack PowerControls provides a more powerful and faster search tool than native tools, and, most importantly for legal and compliance use cases, without altering the metadata, making it forensically sound.

•

Ransomware recovery—As cybersecurity incidents become more prevalent, we help our clients safeguard and recover their valuable data in the event of an attack. We track more than 280 different types of ransomware in order to monitor the developments and changes in these threats real time. This provides us with knowledge and experience, leading to a higher probability that we will recover lost data. We also offer a specialized collection of proprietary tools to recover data encrypted by ransomware, as well as consultation and advisory services to prevent potential data loss in the future.

•

Email extraction—We offer professional email recovery solutions ranging from individual files to entire databases. We provide the technology and expertise to support practically any use case regardless of storage location and file types.

•	Tape solutions—We provide a range of tape services to solve the problems associated with legacy backup tapes and regularly support our clients’ efforts to backup and recover data.

•	Data destruction—We support our clients throughout the whole data destruction process by offering solutions in our labs or onsite, as well as DIY products.

KLDiscovery value proposition

Highly differentiated combination of proprietary software and human capital

We believe our position as the differentiated legal technology provider with proprietary, state of the art, EDRM software combined with our white-glove services will help drive retention and support client growth. We have spent over 15 years investing in, delivering, and perfecting data-centric technology, including our flagship eDiscovery solution, Nebula. At the same time, we built a successful track record of solving some of the most challenging legal data problems through a combination of our proprietary technology and service-oriented culture. As the relationship between software and service providers shifts within the legal industry, we are well- positioned to disrupt the space as a singular, end-to-end and trusted provider of both software and services.

Full stack, scalable technology offerings covering the full spectrum of the EDRM

Through our proprietary technology offerings, we provide full stack, scalable AI-powered software solutions for corporate legal functions allowing clients to collect, process, transmit, store, analyze, and govern all of their data on a single platform in a timely and efficient manner. Nebula, our singular, end-to-end platform, allows us to provide a superior level of client service and minimize the risk of a data breach. Our solutions are designed for enterprise adoption and can be applied to a wide variety of enterprise use cases outside of litigation such as internal investigations, merger clearance, and legal holds.

Nebula is a highly differentiated and comprehensive technology platform

Our proprietary platform, Nebula, addresses virtually all potential eDiscovery and information governance use cases for the global legal and corporate communities. This end-to-end platform allows our clients to contract with a single solution provider and provides one, instantly scalable, secure repository for their legal data that avoids error-prone processes of moving data through different disparate systems. Our platform enables greater efficiency and optionality by offering our clients control over the location of their data and method of delivery. Regardless of data storage location or size, clients can seamlessly manage their data through the integrated Nebula platform with consistent user experience, performance, and features. In addition, Nebula, with its single- source platform and simple usage-based pricing model, addresses virtually all use cases, thus allowing our users to benefit from greater cost predictability and improved efficiency. With existing software solutions limited by any combination of expensive pricing models, limited features, and a lack of delivery options, we believe there is an underserved population of buyers, including eDiscovery service providers, law firms, corporations, and other organizations, that can immediately benefit from Nebula. By supporting a variety of deployment environments with increased cost-efficiency, we believe Nebula is the premier, unified solution that meets and will evolve with the needs of our clients.

State of the art AI / ML functionality

Our leading-edge AI / ML technology allows clients to review their legal data accurately and quickly. We have a strong, decades-long track record of developing award-winning workflow batching software, predictive coding, and AI / ML programs that maximize the efficiency and productivity of lawyers around the world. Developed through continuous use and refinement, our legal review technology has predictive capabilities that we believe are superior to our competitors, giving us an advantage as our clients use our solutions.

Simplified and flexible pricing to provide end-to-end optimization

Our pricing model, customized based on platform functionality and data volume, allows us to offer a wide variety of optionality for our clients. We employ different pricing structures across our large suite of offerings including usage-based subscriptions, transactional, à la carte, and alternative fee arrangements for software such as our proprietary Nebula platform and our technology-enabled services and data recovery engagements. We set transparent and attractive pricing, which allows us to deepen our relationships with our large, blue-chip client base. We believe the ease of our pricing structure and solutions, even for the largest and most complex organizations, provides critical entry points for us to onboard additional products and expand beyond traditional use cases. As the strategic value of our technology solutions continues to grow, our pricing strategy will attract both existing and new clients deeper into our ecosystem.

Our business model

We offer differentiated solutions to our clients via a flexible and scalable, usage-based business model, where, as an example, clients pay us on the basis of the amount of data processed, ingested, and/or reviewed on our platform, which drives future business opportunities. Our proprietary data and technology fuels referrals from our large global client base. As more clients begin to use our software and solutions, we have opportunities to cross- and up-sell to drive growth of our complementary features and add-ons. By continuously expanding our usage, we increase our global reach and create more value for clients and stakeholders.

•

Pricing—We predominately employ a usage-based pricing model for our technology platforms, such as Nebula. For these solutions, our pricing is measured by the amount of data ingested, hosted, produced, and/or reviewed. Since no single structure works for every client, we also offer a subscription-based model, where clients commit to a set capacity of usage over a pre-defined term (typically one to three years) at a discount over the usage-based rates typically associated with project-by-project engagements. Our data recovery engagements are fixed fee arrangements.

•

Client benefits—We offer simplicity and flexibility for our clients. Our usage-based model is designed to scale and adopt to our clients’ changing needs. With no user fees, Nebula pricing is transparent and allows clients to efficiently budget and support any legal, project, and technology demands.

•

Network effect—As we continue to grow, we accumulate more data across our ecosystem, which strengthens our technology capabilities and enhances user experience, which attracts even more clients. We allow our clients to store and reuse data for future legal purposes which can serve as the starting point for new sales opportunities. Our AI / ML technology continuously processes more data and observes human usage to refine our platform for increased efficiency and relevancy.

•

Partner Channel Subscriptions—Starting in 2022, we plan to offer multi-year agreements for Nebula based on usage tiers. With existing software solutions limited by any combination of expensive pricing models, limited features, and a lack of delivery options, we believe there is an underserviced population of buyers ranging from eDiscovery providers, law firms, corporations, to other organizations that can immediately benefit from Nebula.

For the years ended December 31, 2021 and 2020, revenues arising from usage-based agreements comprised 90.7% and 89.3% of revenue, respectively, while subscription agreements comprised 9.3% and 10.7% of revenue, respectively.

Our clients

Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, and real estate. Our data recovery clients include corporations and individuals that need to recover and access data.

Our definition of a Legal Technology client includes each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. Since January 1, 2020, we provided services to over 5,400 Legal Technology clients. As of December 31, 2021, our clients include 97% of the AM Law 100 and 61% of Fortune 500 companies.

We have longstanding relationships with our clients; the average length of our client relationship with the top 25 clients for the year ended December 31, 2021 is 13 years. For the years ended December 31, 2021 and 2020, no single client accounted for more than 5% of our revenue.

Our key differentiators

A trusted partner for the most complex, mission critical legal matters and data needs

Through our decades of experience, we have built a reputation of technological excellence and “first-call” expertise for the most complex legal and data challenges worldwide. Our proven ability to perform the most difficult legal data reviews (such as antitrust second requests, joint defense, and large-scale M&A matters) and help our clients through their most challenging moments (such as mitigating and navigating a ransomware event) has made us a critical partner for our clients. Our proprietary technology capabilities and ability to evolve with the needs of our clients results in better outcomes for their organizations. By building a reputation as a trusted legal solution provider, we have created a loyal client base that will allow us to drive future business opportunities and expand the reach of our offerings including Nebula. Our comprehensive offerings distinctly position us to navigate our dedicated client base through the technological transformation of the legal industry while serving as a critical partner for all their legal technology needs.

Comprehensive technology solutions that expand beyond traditional eDiscovery use cases

As Nebula continues to expand further upstream within the EDRM, our technology is leveraged earlier in the data lifecycle, opening an attractive entry point for engaging our clients and moving them along the eDiscovery journey within our end-to-end Nebula platform. We believe our position as a one-stop platform that offers comprehensive solutions allows clients to contract with a single provider, avoiding frictions and risks in moving data and contracting multiple providers. Additionally, we are a global leader of data recovery services, supporting both small businesses and large enterprises with business server recoveries and backup tape restorations. Our proprietary incident response solutions enable our clients to recover from the deletion or destruction of data due to malicious or accidental incidents. The rapid proliferation of ransomware episodes faced by organizations worldwide validates the value of data today and how critical it is to retrieve.

Founder led, proven and experienced management team

Chris Weiler, our Chief Executive Officer, co-founded our Company in 2005 with a mission to support clients through their most complex and stressful legal and data challenges. As one of the longest-tenured CEOs in the global eDiscovery sector, he provides extensive industry expertise and relationships. Moreover we have a deep team of seasoned executives, including Dawn Wilson (Chief Financial Officer) and Danny Zambito (Chief Operating Officer), Daniel Balthaser (EVP of Engineering), Robert Hunter (EVP of Global IT and eDiscovery Operations), Krystina Jones (EVP of Global Sales and Marketing), Anthony DeJohn (SVP of Machine Learning), Oscar Vega (SVP of Global Sales), Peter Boehret (COO, Data Recovery) and Andy Southam (General Counsel), who have collectively spent over 180 years in the legal and technology industries. Furthermore, our sales and software development executives have worked together over the past 15+ years and developed a seamless feedback loop to improve our technology in response to the changing needs of our clients. Together, our experienced and passionate team is committed to delivering best-in-class solutions and a superior user experience to our clients worldwide.

Expansive global footprint

Our geographic presence spans 32 locations in 19 countries. Our broad reach provides us with the ability to act as a first responder when clients have urgent work requiring immediate attention. In addition, our familiarity with local laws and regulations allows us to effectively assist clients in navigating complex, cross-border situations.

Highly qualified and experienced sales force

Our sales management team recruits and retains highly qualified and experienced sales team members, focusing on expertise, knowledge and tenure, prioritizing the quality of team members over the quantity. Our top 15 sales team professionals by revenue average 15 plus years of experience in the eDiscovery industry and averaged more than $13.4 million in revenue per person for the year ended December 31, 2021, while our entire sales organization had a revenue per person average of over $6.7 million for the same period. We rely on a team of value-add sales professionals to act as consultants for their clients across a wide array of offerings. In 2020, we effectively integrated our data recovery and legal technology sales teams to better offer the full KLDiscovery portfolio of technology and solutions to a wider base of existing clients.

Established track-record with scale and financial flexibility to fund investments

Our size and scale provide us with the financial flexibility to self-fund the development of our Nebula platform as we continue to advance new product features and enhancements. We possess a unique combination of industry-leading scale, with our loyal client base of more than 5,400 Legal Technology clients and with offices in 19 different countries as of December 31, 2021, and financial flexibility. We have a strong track record of funding our growth expansion in a disciplined manner, and we believe our robust financial profile affords us the continued financial flexibility to do so. Our net loss was $(60.5) million and $(49.9) million, while our adjusted EBITDA was $65.2 million and $63.3 million, respectively, for the years ended December 31, 2021 and 2020. We plan to devote significant resources to our salesforce expansion and research and development to aid in the evolution of our technology offerings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-U.S. GAAP Financial Measures.”

Our market opportunity

We operate within the legal services industry, one of the largest sectors in the global economy, which we believe is in the early stages of a major technological transformation. According to Statista, legal services represents one of the largest sectors in the global economy, with worldwide spend estimated to increase from $767 billion in 2021 to $846 billion in 2023. eDiscovery is an essential component of the legal industry, and the market remains highly fragmented. According to the IDC, the worldwide eDiscovery software and services market is forecasted to be $14.7 billion in 2021 and is expected to increase to $16.9 billion by 2024 due to the proliferation of data and legal challenges. Additionally, our information governance solutions are also part of the broader information governance market, which is expected to be $6.5 billion in 2021 and grow to approximately $8.9 billion in 2024, according to Radicati. Data recovery is another mission-critical offering that we provide, and the market is characterized by numerous small providers who rely on third-party data recovery software tools. As noted by the IDC, the worldwide data protection market, which consists of data recovery, archives, and backup spending, is projected to be $8.9 billion in 2021 and is expected to grow to $18.4 billion in 2025.

We believe our TAM will continue to grow over the long term, with the acceleration in the volume and variety of enterprise data that are critical to legal cases. Traditional methods of manual collection and review of data are being and will continue to be increasingly displaced by the use of technology solutions, and we believe the efficacy and functionality of our proprietary platform and our flagship ecosystem, Nebula, enable us to capture a greater percentage of this expanding TAM. With increased global scrutiny and added regulations within cybersecurity, businesses remain increasingly focused on adopting technology solutions whether within information governance or data recovery, that ensure comprehensive data security. These industry tailwinds, alongside the greater adoption of legal technology on an industry-wide basis and need for providers with both proprietary software and human capital, will organically broaden our TAM. We intend to continue to capitalize on opportunities to increase our share of the TAM by expanding the use cases for our solutions through our commitment to product innovation and platform expansion.

Our growth strategy

Building on the many strengths of our existing business and strategy, we are focused on continuing to enhance our proprietary solutions, expand our ecosystem, and extend our reach to capitalize on our large and growing market opportunity.

•

Extend our technology leadership with continued innovation and platform expansion. We have successfully built a strong technology platform based on years of research and feedback from our clients and strive to further invest in research and development to maintain our track record of innovation. We plan to drive growth by expanding the functionality of our current platform, including the Nebula ecosystem, and broaden the range of products we offer. In addition, we will continue working to be an industry leader for ease of client experience through seamless integration with clients’ back-office functions. We will also seek to capitalize on our highly transparent pricing to capture mission-critical, high value, and long-term revenue opportunities. As we continue to innovate and increase our value proposition and address clients’ challenges within eDiscovery, information governance, and data recovery, we believe we will strengthen the breadth of our premium product offerings, increase penetration of existing clients, and grow our addressable market.

•

Continue to increase adoption of Nebula on a global scale. Our large and deep-rooted client relationships on a global basis provide a loyal base to expand adoption of Nebula, in addition to new service providers, law firms, and corporations. As we continue to innovate and improve Nebula’s offerings, we plan to gradually transition our clients who rely on third-party software onto our proprietary Nebula platform. For these clients who may use a different eDiscovery platform, we believe we can increase Nebula adoption by introducing and educating these clients to the advantages of our proprietary and differentiated platform. With the anticipated launch of many new functionalities in 2022 (such as granular permissions and multi-party support), we believe Nebula will further differentiate itself versus offerings from other providers, thus allowing us to capture a larger total addressable market within eDiscovery.

•

Grow our client base and drive incremental penetration within existing clients. With the increased adoption of technological solutions within the legal industry and more organizations opting for functional solutions like those we offer, we see significant client growth potential for our business. We will continue to drive brand awareness on the robust functionalities, ease of use, and high degree of customizability of our offerings, in order to accelerate the growth of new clients. We believe that Nebula, our differentiated end-to-end offering that spans the eDiscovery lifecycle, positions us to up- and cross-sell additional products to existing clients seeking to reap the full benefits of our comprehensive product suite. We believe our release of new products, tools, add-ons, and features has increased the value we provide to our clients, and our growing product capabilities will continue to attract new and maintain existing clients.

•

Build partner channels. In 2022, we began to build our partner channel by selling subscriptions for Nebula. These agreements will have a minimum of a one-year commitment and our goal is to have a two-year average commitment across our entire partner channel. We will leverage and broaden our partnerships with other eDiscovery providers, law firms, corporations, consulting firms and other organizations to drive growth and bring innovation to the global legal community. Nebula’s comprehensive capabilities and competitive pricing will allow us to target multiple partner market segments, spanning those seeking a single “one-stop-shop” solution to those who may require a point solution to process and triage small data volumes in-house for loading to other applications. The subscriptions will be based on usage tiers and offer all of our technology for the client’s use, with the option to pay extra for services. By building a partner channel for Nebula, we will be able to generate revenue opportunities from a brand-new population of buyers and further increase industry awareness and utilization of Nebula.

•

Expand and strengthen sales force coverage. We continue to recruit, attract and retain top sales professionals to capture untapped clients and we intend to hire more sales professionals to drive growth. We pride ourselves in our high-quality and globally integrated salesforce and their ability to bring in significant revenue. They are cross trained across our product suite so they can sell our comprehensive offerings to new and existing clients. We continue to take advantage of our 2020 sales force integration to expand our existing client relationships by offering our entire suite of technology, products, and solutions.

•

Further our presence in international markets. The eDiscovery market is global, and we continue to invest to increase our market share worldwide. We already have an established presence in 19 countries with qualified sales reps and client support. Internationally, our flexible delivery models (such as Microsoft Azure and Nebula Enterprise) enable us to more easily penetrate new markets and better adapt to the varied and unique data handling requirements and regulations that our clients face across different geographies.

•

Pursue opportunistic strategic acquisitions. We continue to seek acquisitions that will expand the depth and breadth of our product offerings and make us the provider of choice for existing and new clients. With our strong leadership and demonstrated success of our platform, we believe we will be able to attract strong acquisition targets going forward. Our past acquisitions demonstrate our management’s ability to effectively source, execute, and integrate acquisitions into our existing and growing platform. We plan to continue to opportunistically pursue our acquisition strategy to continue to provide more comprehensive offerings for the highly fragmented eDiscovery and information governance industries.

Our products and technology

We have developed an array of integrated technologies and offerings that allows us to provide exceptional value to our clients.

eDiscovery

Nebula

Nebula epitomizes the modern, cloud-native application boasting the latest in AI / ML. Our award-winning software development and data science teams have incorporated best-of-breed technologies ranging from our own patented AI / ML technology to cutting-edge public cloud machine learning suites throughout Nebula to enhance efficiencies, streamline user experiences, and drive results.

Nebula can be delivered across numerous delivery vehicles, allowing the technology to be viable for virtually any use-case.

•

Hosted in Microsoft Azure—Nebula maximizes the scalability, resiliency, and performance benefits of the Microsoft Azure cloud platform, delivering a powerful and fully optimized SaaS solution. Nebula is currently available via Azure with a wide regional diversity to address data sovereignty considerations across the globe. Clients with cloud-first strategies, or those with “in-region” mandates, will easily satisfy those requirements by utilizing the Nebula global cloud footprint. Further, we are always expanding Nebula’s global reach with multiple new regions added each year.

As with all Nebula deployments, security and compliance are top requirements. Microsoft Azure supports compliance with a broad set of industry-specific laws and meets comprehensive international standards. For example, Azure has ISO 27001, ISO 27017, ISO 27018, ISO 22301, ISO 9001 certifications, PCI DSS Level 1 validation, SOC 1 Type 2 and SOC 2 Type 2 attestations, HIPAA Business Associate Agreement, and HITRUST certification. Operated and maintained globally, Microsoft Azure is regularly and independently verified for compliance with industry and international standards and provides clients the foundation to achieve compliance for their applications.

•

Hosted in Nebula data centers—Nebula is also hosted in our own data centers in six countries strategically positioned globally. We continually invest in our overall infrastructure. Running the same code as our other deployment models, our hosted SaaS deployments boast the same highly efficient, containerized, auto-scaling capabilities as do our cloud deployments. All our data center deployments are built for high availability, strong uptime, and robust disaster recovery and business continuity in the event of major disruptions. We maintain a global security governance program designed to meet current best-in-class security practices. Nebula’s infrastructure is regularly audited to maintain ISO 27001 certification. In addition, our data centers in North America are audited for SOC II compliance. Both audits assess the security standards, procedures, controls, and related practices deployed throughout our global operations. We believe Nebula provides the highest levels of performance, data protection, and fault tolerance, and unparalleled disaster recovery capabilities.

•

Portable appliance—Nebula Portable is an encrypted device that is the size of a carry-on suitcase that functions as an entirely private and isolated Nebula instance. As with all our applications, security is of the utmost importance—providing clients with an elegant air-gapped solution for needs including data privacy, fraud investigations, cross-border litigation, and reviewing highly sensitive data.

•

Enterprise appliance—Though Nebula, we are expanding availability of a rack-mounted solution to accommodate the geographic and data control needs of our clients. Nebula Enterprise brings the power, flexibility, and enhanced feature set of Nebula to clients’ data centers in a plug-and-play expandable appliance designed to address a myriad of security and compliance considerations. The capacity of our enterprise models ranges from a five terabyte model designed for corporations or law-firms seeking a small scale, low maintenance, in-house eDiscovery capability solution up to a 100 terabyte model for a large eDiscovery vendor’s entire technology stack.

o

Reliability—Designed for long-term installation with minimal maintenance, Nebula Enterprise is self-healing, meaning the system can automatically restore normal operations in the event of hardware failure. Administrators are notified when an element requires replacement, and maintenance can be scheduled while maintaining functionality in the interim.

o

Scalability—With different sizes available to meet client needs, this enterprise-grade hardware solution is offered as an annual subscription. In addition, Nebula Enterprise’s storage can be expanded to larger tiers as a client’s organization grows.

o

Comprehensive dashboard—An integrated dashboard allows client’s IT staff to control and configure the system. In the event additional assistance is needed, secure remote support can be authorized through the dashboard.

o

Scheduled Nebula updates—Nebula Enterprise subscribers receive complete Nebula upgrades, with the flexibility to schedule updates at a convenient time or manually initiate installations. Enterprise software is on the same release schedule as the other delivery models, so clients’ data is never stranded in any one delivery model.

Nebula includes an array of tools and features including:

•	Email Threading—Determines the relationship between email messages and identifies the most content-inclusive messages to avoid redundant review.

•	Near-Duplicate Detection—Identifies, groups, and highlights data with focus on subtle differences to enable quicker review.

•	Language Identification—Automatically identifies the primary language of documents in a dataset.

•

KLD Translations—Leverages advanced machine translation based on the current gold standard in translation AI, neural networks, to get accurate and reliable translations of documents written in many of the most common languages used across the globe. A fast and cost-saving alternative to human multi-lingual review.

•

Native Spreadsheet Redaction—Allows reviewers to redact content from within Excel files without the need to convert to TIFF images. Options for redactions include removing cells, rows, columns, worksheets, formulas, images, and more. Pristine copies of the original file are always maintained.

•

A/V Suite—Winner of Innovation Awards for Best Service Provider Solution and People’s Choice, A/V Suite simplifies the review of multimedia files. A/V suite allows users to visualize audio files and have total playback control in addition to providing the ability to quickly redact and produce audio files— something no other review platform can provide.

•

Auto Redaction—Protect sensitive information and streamline the redaction process with an automated approach. Greatly reduce the burden of redacting documents by automatically finding and redacting personally identifiable information or any other category of sensitive information.

•

PrivLog Builder—PrivLog Builder, or PLB, is an integrated suite of tools with advanced functionality to build privilege logs effectively and accurately. With automated privilege log features, name standardization and full compatibility with the most popular review platforms, PLB makes a daunting and costly process easier and significantly less expensive.

Nebula Big Data

Nebula Big Data provides a critical foundation to any information governance program. It captures data as it is created in dozens of platforms, such as Office 365, Slack, Box, and more. It provides the means to effectively classify and manage that data over the course of its lifecycle, including reliably preserving data subject to legal hold. It offers excellent data assurance against loss or alteration via a separate, secure copy of critical business data. It also enhances data with the ability to search and effectively retrieve targeted results, even from petabytes of source data.

Lastly, it reliably and defensibly disposes of data no longer required to be retained for any business or regulatory compliance purpose.

Nebula Big Data provides an alternative and/or enhancement to traditional backup solutions, particularly in the cloud era when many SaaS productivity platforms lack effective recovery means in response to inadvertent data loss, alteration, or ransomware attacks. Nebula Big Data offers a platform that is designed to satisfy strict retention and data assurance regulations, such as those of FINRA and the SEC governing broker-dealer communications. In addition, it is the foundation of a cost-effective eDiscovery strategy, permitting what we believe is unprecedented insight into data very early in a case and a highly effective means of selecting the most relevant data for quick and easy promotion within the Nebula platform.

KLD AI and review automation

To support our review platforms, we offer cutting-edge tools for our users that enhances productivity and efficiency for eDiscovery.

•

Machine Learning—Our supervised machine learning, known as Predictive Coding in the legal industry, supports multiple workflows and methodologies and helps prioritize essential documents for review. As a result, we can automate the classification of electronic data, drastically reducing the time required for legal review and creating significant cost savings. Our predictive coding technology gets smarter with every document reviewed and supports proven statistical methodologies to create defensible workflows. In addition, we offer Predictive Coding in multiple ways including TAR 1.0 or Simple Active Learning and TAR 2.0 or Continuous Active Learning, which provides flexibility and optionality for our clients.

•

Automated Workflow—Our workflow engine automates the routing and distribution of documents to streamline document review and maximize accuracy and defensibility—a key component of our bespoke document review offering. Workflow eliminates the need to maintain static batch sets and manually transition records to different review teams. Instead, documents flow automatically through completely customizable paths based on an endless number of potential criteria: foreign-language documents to native speakers; privileged documents to senior attorneys; random samples of reviewed documents to quality control teams; and so on. Since documents cannot move on without meeting defined criteria, an additional layer of quality control is built in. Workflow works hand-in-hand with Predictive Coding to make the review even more efficient.

•

Workflow Reporting Suite—For large, complex document review projects, monitoring reviewer productivity and accuracy is paramount to achieving cost efficiency and accuracy. Workflow reporting suite is exclusively available in Nebula and provides dynamic, on-demand information on the progress, productivity, and tagging trends for document review projects run within the Workflow system.

•

Natural Language Processing—Also exclusive to Nebula, powerful language-based AI enables users to gain meaningful insights into their data. For example, it can visually locate and search for documents about named entities, such as locations, events, and key people, with the added ability to filter for documents containing critical language by analyzing the author’s sentiment.

Nebula’s entity extraction engine is trained to recognize eight distinct categories of real-world entities, then visually cluster documents referencing the same entities. This approach, based on semantic understanding rather than simple word frequency, provides enhanced insight into the data, allowing users to isolate and retrieve relevant information or filter non-relevant material quickly. Nebula can also uncover topics that might otherwise go unnoticed, giving legal teams an advantage.

Nebula’s sentiment analysis tools analyze tone at both the document and sentence levels. At its core, sentiment analysis applies Natural Language Processing techniques and computational linguistics to derive emotional attributes from text content. By leveraging sentiment analysis, users can better understand how communications are perceived and help discern the author’s tone and intent. This gives Nebula users an edge in contexts where more than just the words themselves matter, as in, for example, matters related to workplace harassment. Companies can use this feature to learn the tone of their employees to help determine if communications are positive, negative, or neutral, and help understand the behaviors and communication styles of employees and clients to identify trends and identify bad actors.

Processing

Our proprietary technology is purpose-built to address large and complex matters as easily and efficiently as it does the small and simple ones. With full integration in the Nebula ecosystem, our Processing technology allows us to address diverse needs on a massive, global scale.

We believe Nebula Processing allows us to process data with a higher degree of quality and, due to the lack of third-party licensing costs, at a lower cost point, as compared to providers relying exclusively on licensed technology. For organizations licensing Nebula for their eDiscovery needs—providers, law firms, and corporations alike—they reap the benefits of a mature processing technology that can not only be used at any scale and for any data set, but is also fully integrated and does not require any of the wrappers or clunky export/ import processes that come with licensing disparate third-party solutions.

Professional services

Leveraging our industry expertise and focus on delivering differentiated user experience, we complement our offerings with a suite of technology-enabled services.

•

Technology Enabled Managed Review Services—We can provide staffing and expertise necessary to review large and complex data sets with a high degree of accuracy and efficiency to suit any and all cases. Our Managed Review Solutions are powered by our suite of proprietary technology, led by our AI and workflow accelerators that lead to a faster, more accurate, and most cost-effective review.

•	Digital Forensics Services—Specializes in computer forensics, including collections and analysis, through in-person and remote locations.
•	Information Archiving Services—Offers information preservation for long-term access and enhancing access to large volumes of information through scalable, enterprise-grade storage solutions.
•

Advisory Services—Our team of experts provides unique perspectives and insights derived from extensive legal and regulatory knowledge, deep technical expertise, and real-world experience. Spanning all aspects of discovery and data management, our professional guidance is a complementary service to existing KLD solutions and critical for us in winning very large mandates that require astute client-focused expertise. Solutions offered encompass: eDiscovery readiness and response solutions, including eDiscovery expert witness, custodian interviews, preservation and collection strategy, legal hold solution; information governance solutions comprising Office 365 health check and legal hold process improvement; and data privacy solutions, including privacy compliance assessment and data breach risk mitigation.

Data recovery

Ontrack EasyRecovery

Developed through our partnership with one of the world’s leading data recovery software manufacturers, Ontrack EasyRecovery allows clients to perform precise file recovery of data lost through deletion, reformatting, and a number of other data loss scenarios. The product recovers data from solid-state drives and conventional hard drives, memory cards, USB hard drives, flash drives, and optical media. The product functions on both Windows and Mac operating systems and comes in several different versions, covering needs ranging from a small, one-time recovery to the most complex projects. There is a “free” version that is capable of recovering up to 1 GB of data, a “Home” version for straightforward recoveries, a “Professional” version suitable for small to medium businesses, and a “Technician” version that includes the tools needed to successfully perform data recoveries on all types of computer storage devices and rebuild broken RAID volumes.

Ontrack PowerControls

We believe Ontrack PowerControls is a market leading granular restore software product, developed from Ontrack’s expertise in data recovery. Ontrack PowerControls is used to find and export email, SharePoint items and structured query language tables for eDiscovery, litigation, investigations, compliance, selective migration, develop and test, and general restore use cases for IT.

We believe Ontrack PowerControls provides a more powerful and faster search tool than native tools, and, most importantly for legal and compliance use cases, it does not alter the metadata, making it forensically sound. Most enterprise backup platforms do not have granular restore capabilities, so they collaborate with Ontrack and integrate Ontrack PowerControls with their products.

We are currently licensing Ontrack PowerControls to more than 300 organizations globally.

Ransomware recovery

Ransomware is a form of malicious software designed to block access to a computer system or certain data or publishes a victim’s data online. The attacker demands a ransom from the victim, promising—not always truthfully—to restore access to the data upon payment. When organizations are struck with ransomware, and crucial data cannot be accessed, it can be an extremely stressful time for all involved. Getting access to that critical data as quickly as possible is vital to ensure downtime is minimized and the organization can get back to normal.

The last decade has seen an increase of various ransomware Trojans surface, but the real opportunity for attackers has increased since the introduction of Bitcoin. This and other cryptocurrencies allow attackers to easily collect money from their victims without going through traditional channels.

No vertical is safe from the effects of ransomware. Unfortunately, some are more susceptible to successful attacks than others. There are various reasons for this: the technology they deploy, the security they have in place; identity governance and privilege maturity, and their overall cybersecurity protocols. And human error will always pose its own risks.

We continually track over 280 different types of ransomware, a population that is always evolving and growing. Ransomware changes and develops all of the time, so we want to make sure we are watching and studying the latest changes and advancements. Studying ransomware and its ever-changing forms provides additional knowledge and experience, leading to a higher probability that we will recover data that has been lost as a result of an attack.

Email extraction

We offer professional email recovery solutions for consumers and businesses alike. From individual files to entire databases, we maintain the expertise and technology to support practically any use case. The success of email recovery depends on where the email is stored. Email software, such as Microsoft Outlook, commonly stores email on hardware like a laptop, desktop, mobile phone, tablet, or server. We can easily recover email from both functioning and non-functioning hardware. Additionally, our recovery engineers are experienced in recovering enterprise email no matter how it is stored on a client’s server, whether it is inside a database, a Microsoft Exchange Information Store or individual messages in separate files, such as .pst containers.

Tape Solutions

We provide a range of tape services to solve the problems associated with legacy backup tapes and regularly support our clients to solve the following challenges:

•	backup infrastructure migration and consolidation;

•	legacy tape and data remediation;

•	recovery from physically-damaged tapes; and

•	recovery from quickly-erased or partially-overwritten tapes.

Data destruction solutions

Permanently deleting data is not as straightforward as pressing the delete button—it takes time and proper resources. Data that is not completely expunged before the media is disposed of is vulnerable to exposure. To increase the security of data, a secure, verified data destruction process is required. Based on their knowledge, our data experts seek to select and execute the most appropriate data destruction method for the client’s media. Once the data has been destroyed, we provide a certificate of destruction and disposal.

We support our clients throughout the whole data destruction process by offering data destruction solutions in our labs or onsite using Blancco Erasing Software or our Ontrack Degausser. For clients who want to handle the data destruction process themselves, we sell these products to the client and advise them how to best use them.

Sales

We operate with a global sales team that was integrated in 2020 across our offerings to address the specialized needs of our client base and cultivate strategic partnerships with key clients in our industry. As of December 31, 2021, our sales organization comprised of 67 professionals and is led by our sales executives and regional managers. Our business development managers have developed “first-call” relationships with several of our largest clients while providing significant expertise in the technical nature of the services.

Our global sales structure is tailored to deliver quick responses on pricing, account ownership requests, and general assistance with client requests and training. This structure is built on our foundational values of teamwork and responsiveness. Our global sales force pursues opportunities in a wide range of geographies and is not confined by the traditional territorial structure that competitors offer. This allows us to maximize relationships and revenue.

Sales leadership encourages representatives around the world to collaborate. A global sales strategy initiative has been implemented to facilitate communication between teams on shared major accounts, which includes the coordination of regular calls and information sharing on key accounts. Most law firms have multiple buyers, and this model maximizes our ability to increase penetration.

Sales executives are encouraged to act as their own entrepreneurs, backed by the support of seasoned sales leadership and a global sales operations team. The sales operations team assists the sales team with all client requests including conflict checks, SalesForce data entry, estimate creation, and generation of client agreements and work orders. This global support team allows the sales representatives to focus on what they do best— generating new business and maintaining existing client relationships. Our global sales structure and sales operations teams deliver quick responses to representatives and clients, flexible pricing models, and simplified matter initiation, giving us a competitive advantage in a fast-paced industry.

Marketing

We focus on connecting with our clients through our marketing team. Our marketing campaigns are developed internally and are focused on our mantra “KLD Difference. One KLD.” and our “Proprietary Powerhouse” technology. We advertise in a wide variety of trade publications and at sports and entertainment events. We also sponsor a variety of events, seminars, and conferences around the world. We operate approximately 35 global websites, which highlight our leadership, products, services, technology, industry experience, press clippings, and our community contributions. Holding true to our values, we are heavily focused on charitable donations and community work, which are highlighted on our “KLD Community” website page. We also have several video advertising campaigns which are shared via YouTube, Twitter, and LinkedIn. Additionally, we own the

“ediscovery.com” domain and believe that KLDiscovery will capture significant internet search results on eDiscovery matters, due to this highly valuable and unique domain name.

Research and Development

Our research and development organization is responsible for the design, development, testing, and scaling of our proprietary technology infrastructure. We believe that our continued investment in research and development, including hiring top engineering talent, is critical for us to provide a leading and differentiated ecosystem that can tackle the industry’s most complex data problems. Additionally, our application development process is informed by the continuous feedback we receive from our own service providers, as well as long-term clients who are looking for a better and more secure solution.

Our research and development team is based across the United States and European Union, primarily in Minnesota and Poland, with an expanding presence in Greece. As of December 31, 2021, we had 180 employees in our research and development department.

Our competition

We believe the eDiscovery and information governance market is bifurcated, highly fragmented, competitive, and evolving. We encounter competition from different software and service providers with various business model and product offerings that overlap with parts of our solutions, including:

•	Software providers

o	Legacy on-premise software—Providers such as Nuix, Open Text, Relativity, RELX and Thomson Reuters, as well as many other smaller software companies.

o

Cloud software—Providers such as Everlaw, Logikcull, Relativity through its RelativityOne product offering, and Reveal Data Corporation, as well as many other smaller software companies. CS DISCO, another cloud-native software provider, is also offering a mix of software and human professional services.

•	Service providers
o

Legal services—Providers such as Consilio, Epiq Systems, FTI Consulting, the legal services divisions of large professional services firms such as Deloitte, Ernst and Young, KPMG, and PricewaterhouseCoopers, as well as an array of smaller regional and local legal services providers. Certain law firms also provide in-house eDiscovery solutions and legal document review services to their clients that may compete with our solutions.

We believe the principal competitive factors in this industry include:

•	breadth of offering;

•	client service and support;

•	level of client satisfaction

•	solution features and capabilities;

•	flexibility of solution deployment;

•	ease of access, deployment, implementation, and use;

•	breadth of geographic coverage;

•	accuracy, quality and depth of services offered;

•	quality and use of technology;

•	cost and predictability of costs;

•	security; and

•	client relationships and brand loyalty.

There are many small regional eDiscovery providers which may have a few captive relationships but lack the resources or scale to compete for meaningful work. Likewise, most of the global and national providers lack a comprehensive proprietary platform to complement their scale and resources. We believe we are distinctly positioned with an ideal complement of global reach, scale of resources, and proprietary technology to address almost any client need.

Additionally, we serve the data recovery market, which is highly fragmented and generally competitive. Clients choose vendors based on brand awareness and reputation, speed, price, and security. Our competitors in the data recovery market include Drivesavers, Gillware Data Recovery, Stellar Data Recovery, Disk Doctors, Digital Data Recovery DDC, and Myung Information Technologies.

We also compete in the legal hold market with companies such as Exterro, OpenText, ZApproved, and Zylab.

Intellectual property

We own a range of issued, registered and applied for intellectual property rights across the world, primarily trademarks and patents.

As of December 31, 2021, we owned 140 trademark registrations globally and had 36 trademark applications at various stages in the application process. Our material trademarks are either registered or are the subject of pending applications for registrations in the U.S. Patent and Trademark office and various non-U.S. jurisdictions (but with a focus on the European Union, the United Kingdom, Norway, Switzerland, Japan, Australia, China, Singapore and Hong Kong). We use “KLDiscovery”, “Ontrack”, and “Ibas” as our primary corporate trademarks. The trademark “KLDiscovery” has proceeded to registration in Australia, China, Brazil, the European Union, Hong Kong, Japan, India, Switzerland, and the United Kingdom. Additionally, we have applied to register “Nebula,” the brand name for our proprietary eDiscovery platform, in our key markets and, to date, applications have proceeded to registration in the United States, Japan, the European Union, United Kingdom, Hong Kong, Switzerland, and Brazil.

We use “Kroll Ontrack” and “KrolLDiscovery” subject to a license from Kroll, LLC. In the third quarter of 2021, we negotiated the termination of our license for the Kroll Ontrack and KrolLDiscovery tradenames and executed the final agreements relating to the termination in October 2021. Under these agreements, our rights to use the trade names will expire on October 29, 2023. Part of the terms of the amended license are that the licensed marks will be withdrawn and/or cancelled upon our instructions and Kroll, LLC will be prevented from using and/or registering the same or similar marks. This agreement was a triggering event which resulted in an evaluation of impairment of our Kroll Ontrack and KrolLDiscovery tradenames capitalized as part of our 2016 Kroll Ontrack acquisition. See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements.

We are the registered owner of over 500 domain names including our key domains used to promote our activities, namely: kldiscovery.com, ontrack.com, and ibas.com (along with many local variants of these main domain names). We are also the registered owner of ediscovery.com, which we believe will capture significant internet traffic in the future. Information contained on these websites or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report on Form 10-K, and the inclusion of these website addresses is an inactive textual reference only.

We own the copyright of many of our business software and tools as they have been created by employees in the course of their employment. These include the Nebula and EDR platforms, the PMDB Database (internal job tracking tool), Service Cloud (data recovery portal), PowerControls, and the various Relativity applications to enhance the license of standard Relativity platform services.

We have more than 20 patent registrations, including recently granted patents for our Nebula offering.

Human Capital Management

As of December 31, 2021, we had 2,855 employees. This total includes 1,220 regular employees and 1,635 temporary contingent employees who are employed on a project basis to work on active managed review matters. Our employees are not represented by a labor union, and we have not experienced any work stoppages. We believe employee relations are good.

The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency.

We strive to hire employees who adhere to the following cultural values:

•	Team—We beat with one heart and succeed by working together

•	Humility—No one person is above the team. Our company, clients, and teammates come before personal agenda

•	Availability and connectivity—Responsiveness and efficient communication are key

•	Frugality—Smart spending leads to greater return on investment

•	Creativity—We think outside the box and always try to improve process

•	Urgency and Productivity—Every day is an opportunity to work smarter, faster, and harder

•	Vigilance (courage / honesty)—Management must value and be responsive to employee and client feedback, competitive information, and well-designed process improvement

•	Singular Focus—Laser focus on performing your job to the best of your ability

•	Recruiting—We hire smart, hungry and humble employees

•	Client focus—Clients are our lifeline, and their satisfaction is our #1 priority

Annual employee training is used to reinforce these values across our global employee base. These trainings cover topics related to ethics, environment, health and safety, cyber-security, and emergency responses.

We believe that an inclusive culture where all employees feel valued and engaged makes KLDiscovery a desirable place to work, helps us to attract key talent and retain employees as they grow in their careers and fosters an environment that enhances each individual’s productivity and professional satisfaction.

As of December 31, 2021, not including employees who were employed temporarily to work on active managed review matters, our employees, including those employed by region, were located as follows:

Region	Percentage
North America	66%
Europe, Middle East, and Africa	30%
Asia Pacific	4%

In order to comply with local employee-related laws, we do not require our employees to disclose their race and ethnicity. As of December 31, 2021, based on self-reported information of approximately 65% of our U.S. based employees, our gender and ethnicity demographics were as follows:

Gender	Employee Percentage
Female	29%
Male	71%

Ethnicity	Employee Percentage
Asian	7.7%
Black / African American	7.5%
Hispanic / Latin	5.9%
Multiracial, Native American and Pacific Islander	3.2%
White	75.7%

Government regulation

We collect, store, transmit, use, disclose and otherwise process, which we refer to herein as “Process” or “Processing,” data that was collected from and about persons or their devices, including personal information, which is defined broadly by relevant privacy and cybersecurity laws, and other regulated or confidential client data. In addition to terms in our contractual arrangements with clients, there are numerous federal, state, local and foreign laws, regulations and directives regarding privacy and the Processing and protection of such personal information and client data, the scope of which is continually evolving and subject to differing interpretations. We and our clients must comply with such laws, regulations and directives and we and our clients may be subject to significant consequences, including penalties and fines, for our failure to comply.

For example, on May 25, 2018, GDPR replaced the Data Protection Directive 95/46/EC with respect to the Processing of personal information in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal information (including non-E.U. processors who Process personal data on behalf of E.U. controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the Processing of personal information. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to seek to ensure that we Process personal information in a compliant way and we have regularly re-drafted all our standard contracts to meet specific articles within the GDPR and new interpretations of the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, following Brexit (the process by which the United Kingdom left the European Union), the United Kingdom enacted the Data Protection Act 2018, which implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million (sterling) or 4% of global turnover.

Furthermore, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allowed for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice, or CJEU, and this was followed on September 8, 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies were accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal data from the EEA to the United States. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) upon which we rely for intra group transfers of personal information (and which is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the EU) has issued guidance concerning data transfers following these CJEU decisions which places a higher burden on compliance for data transfers. The European Union has recently re-issued the standard contractual clauses which must be used for all new personal data transfers after September 27, 2021 (a sunset date for existing personal data transfers on December 27, 2022 means that any existing personal data transfers must be subject to the new standard contractual clauses by this date). The United Kingdom’s exit from the European Union has also imposed different requirements on personal data transfers which are currently subject to consultation by the United Kingdom’s Data Protection Authority. Given these legal developments and potential court cases concerning their validity, the long-term future of the standard contractual clauses remains uncertain, and we could be impacted by changes in law, including any future review of transfer mechanisms by the European courts or any supervisory authorities, which could require us to undertake substantial additional review of agreements on a going forward basis. If further legal bases for transferring personal information from Europe to the United States are invalidated, or if we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our solutions or could adversely affect our financial results.

The California Consumer Protection Act, or CCPA, which became effective on January 1, 2020, introduced the most stringent data privacy laws in the United States to date, though several other states have passed or are in the process of passing laws and regulations governing privacy of their residents. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and affords such residents expanded rights to access and delete their personal information and certain opt-out rights for sales of personal information. The CCPA includes a private right of action for certain data breaches, with potential for severe statutory damages. In November 2020, California voters passed the California Privacy Rights Act of 2020, or the CPRA. The CPRA further expands the CCPA, imposing additional data privacy compliance requirements that may impact our business, and establishing a regulatory agency dedicated to enforcing those requirements. In addition, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which will take effect on January 1, 2023, and Colorado enacted the Colorado Privacy Act, which will go into effect partially on July 1, 2023; both laws are substantively similar to the CCPA and the CPRA in many respects, but also include their own unique compliance requirements. Certain aspects of the interpretation and enforcement of these laws remain uncertain as regulating bodies in these jurisdictions continue to work out applicability and scope of the laws and regulations. Comprehensive privacy laws have also been proposed in several other states and at the federal level. The effects of such laws could be significant and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the Processing and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Companies like ours that operate on a national and international scale are responsible for monitoring and complying with the patchwork of state requirements in the United States as well as other jurisdictions worldwide.

Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others (including clients), a loss of client confidence, damage to our brand and reputation or a loss of clients, any of which could have an adverse effect on our business. In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with clients. For example, some countries have adopted laws mandating that personal information regarding clients in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service, and business operations to limit personal information Processing to within individual countries could increase our operating costs significantly and require that we establish a physical presence in a country or region where we otherwise may not have opened any facilities.

Additionally, in connection with some of our product initiatives, we expect that our clients may increasingly use our cloud services to Process personal information and other regulated data. While we include privacy or information security obligations in our contracts, new jurisdictional legal requirements, in particular those from the E.U., may make it so that we will be unable to do business without more stringent obligations. Any failure by us to timely amend client contracts to conform to changing data protection laws, or to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy or information security commitments contained in our contracts could result in proceedings against us by governmental entities or others, including individual rights of action, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon any liability we may have as a result of lawsuits or regulatory actions could also harm our reputation or otherwise impact the growth of our business. Furthermore, although we market and sell products to our clients to help them comply with federal, state, local and foreign laws, regulations and directives, including the GDPR, our clients are responsible for ensuring they are in compliance with such laws, regulations and directives. Any failure by our clients to comply could result in significant consequences to them, including penalties and fines, and despite the existence of contractual exclusions and marketing disclaimers which make their responsibility for their own compliance clear, our clients may file claims or seek indemnification from us, which may result in reputational harm and require us to expend time, effort and costs to defend such claims or respond to indemnification requests. Our standard terms of business include caps on liability, where legally permitted, but these may be challenged by clients and disapplied by a court in any judgment against the Company.

In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our clients or us. Any significant change to applicable laws, regulations, directives or industry practices regarding the Processing of our clients’ data, or regarding the manner in which the legal basis for Processing, such as express or implied consent of clients for the Processing of such data, is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new solutions and features that make use of the data that our clients voluntarily share with us. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to clients or other third parties or our privacy-related legal obligations or any compromise of security that results in the unauthorized access to, use, release or transfer of personal information or other client data, may result in governmental enforcement actions, litigation, negative media attention or public statements against us by consumer advocacy groups or others and could cause our clients to lose trust in us, which would have an adverse effect on our reputation and business. Our clients may also accidentally disclose their passwords or store them on a mobile device that may be lost or stolen, resulting in unauthorized access to their data and creating the perception that our systems are not secure against third-party access. Additionally, if employees or third parties that we work with, such as contractors, vendors or developers, violate applicable laws or our policies, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business.

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

Corporate information

The mailing address of our principal executive office is 8201 Greensboro Dr., Suite 300, McLean, VA 22102 and the telephone number is (703) 288-3380. Our website address is www.kldiscovery.com. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report on Form 10-K.

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

Implications of being an emerging growth company and smaller reporting company

We are an “emerging growth company,” as defined under Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Securities Act of 2012, or the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include:

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

•	exemption from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period set forth in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period and, as a result, we are not subject to the same new or revised accounting standards as other public companies that comply with new or revised standards on a non-delayed basis.

We will remain an emerging growth company until the earlier of (i) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which the market value of our common stock held by non-affiliates is greater than $700.0 million as of the last business day of our second quarter of that fiscal year, and (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

We are also a “smaller reporting company” as defined Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. These include:

•	presenting only the two most recent fiscal years of audited financial statements in our annual reports on Form 10-K and registration statements; and

•	reduced narrative disclosure obligations, particularly with respect to executive compensation, in our periodic reports, proxy statements and registration statements.

Further, if we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the auditor attestation requirement in the assessment of our internal control over financial reporting, similar to emerging growth companies. We will remain a smaller reporting company until the last business day of the second fiscal quarter of a fiscal year on which either (i) the market value of our common stock held by non-affiliates is $250 million or more as of such date, or (ii) both our annual revenue was $100 million or more during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is $700 million or more as of such date. However, we may continue relying on the reduced reporting requirements of smaller reporting companies through the Annual Report on Form 10-K for the fiscal year in which we no longer qualify as a smaller reporting company. Therefore, we may continue to be a smaller reporting company even after we are no longer an emerging growth company.

We have elected to take advantage of certain of these reduced disclosure obligations in this Annual Report on Form 10-K, and expect to take advantage of reduced disclosure obligations in future filings with the Securities and Exchange Commission, or SEC, while we remain an emerging growth company or smaller reporting company, as applicable. If we do, the information that we provide stockholders may be different than what you might receive from other public reporting companies in which you may have equity interests. See “Risk Factors—Risks Related to Ownership of Our Common Stock.”

Item 1A. Risk Factors.

RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before you make an investment decision regarding our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our securities. Additionally, the COVID-19 pandemic may amplify many of the risks discussed below to which we are subject and, given the unpredictable, unprecedented and fluid nature of the pandemic, it may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not currently consider to present significant risk. Therefore, we are unable to estimate the extent to which the pandemic and its related impacts will adversely affect our business, financial condition and results of operations. See “Cautionary Statement Regarding Forward- Looking Statements.”

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

For example, on May 25, 2018, the GDPR replaced the Data Protection Directive 95/46/EC with respect to the Processing of personal information in the European Union. The GDPR imposes several stringent requirements for controllers and processors of personal information (including non-E.U. processors who Process personal data on behalf of E.U. controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the Processing of personal information. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to seek to ensure that we Process personal information in a compliant way and we have regularly re-drafted all our standard contracts to meet specific articles within the GDPR and new interpretations of the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, following Brexit (the process by which the United Kingdom left the European Union), the United Kingdom enacted the Data Protection Act 2018, which implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million (sterling) or 4% of global turnover.

Furthermore, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allowed for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice, or CJEU, and this was followed on September 8, 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies were accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal data from the EEA to the United States. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) upon which we rely for intra group transfers of personal information (and which is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the EU) has issued guidance concerning data transfers following these CJEU decisions which places a higher burden on compliance for data transfers. The European Union has recently re-issued the standard contractual clauses which must be used for all new personal data transfers after September 27, 2021 (a sunset date for existing personal data transfers on December 27, 2022 means that any existing personal data transfers must be subject to the new standard contractual clauses by this date). The United Kingdom’s exit from the European Union has also imposed different requirements on personal data transfers which are currently subject to consultation by the United Kingdom’s Data Protection Authority. Given these legal developments and potential court cases concerning their validity, the long-term future of the standard contractual clauses remains uncertain, and we could be impacted by changes in law, including any future review of transfer mechanisms by the European courts or any supervisory authorities, which could require us to undertake substantial additional review of agreements on a going forward basis. If further legal bases for transferring personal information from Europe to the United States are invalidated, or if we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our solutions or could adversely affect our financial results.

The California Consumer Protection Act, or CCPA, which became effective on January 1, 2020, introduced the most stringent data privacy laws in the United States to date, though several other states have passed or are in the process of passing laws and regulations governing privacy of their residents. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and affords such residents expanded rights to access and delete their personal information and certain opt-out rights for sales of personal information. The CCPA includes a private right of action for certain data breaches, with potential for severe statutory damages. In November 2020, California voters passed the California Privacy Rights Act of 2020, or the CPRA. The CPRA further expands the CCPA, imposing additional data privacy compliance requirements that may impact our business, and establishing a regulatory agency dedicated to enforcing those requirements. In addition, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which will take effect on January 1, 2023, and Colorado enacted the Colorado Privacy Act, which will go into effect partially on July 1, 2023; both laws are substantively similar to the CCPA and the CPRA in many respects, but also include their own unique compliance requirements. Certain aspects of the interpretation and enforcement of these laws remain uncertain as regulating bodies in these jurisdictions continue to work out applicability and scope of the laws and regulations. Comprehensive privacy laws have also been proposed in several other states and at the federal level. The effects of such laws could be significant and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the Processing and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Companies like ours that operate on a national and international scale are responsible for monitoring and complying with the patchwork of state requirements in the United States as well as other jurisdictions worldwide.

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

Additionally, in connection with some of our product initiatives, we expect that our clients may increasingly use our cloud services to Process personal information and other regulated data. While we include privacy or information security obligations in our contracts, new jurisdictional legal requirements, in particular those from the E.U., may make it so that we will be unable to do business without more stringent obligations. Any failure by us to timely amend client contracts to conform to changing data protection laws, or to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy or information security commitments contained in our contracts could result in proceedings against us by governmental entities or others, including individual rights of action, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon any liability we may have as a result of lawsuits or regulatory actions could also harm our reputation or otherwise impact the growth of our business. Furthermore, although we market and sell products to our clients to help them comply with federal, state, local and foreign laws, regulations and directives, including the GDPR, our clients are responsible for ensuring they are in compliance with such laws, regulations and directives. Any failure by our clients to comply could result in significant consequences to them, including penalties and fines, and despite the existence of contractual exclusions and marketing disclaimers which make their responsibility for their own compliance clear, our clients may file claims or seek indemnification from us, which may result in reputational harm and require us to expend time, effort and costs to defend such claims or respond to indemnification requests. Our standard terms of business include caps on liability, where legally permitted, but these may be challenged by clients and disapplied by a court in any judgment against the Company.

In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our clients or us. Any significant change to applicable laws, regulations, directives or industry practices regarding the Processing of our clients’ data, or regarding the manner in which the legal basis for Processing, such as express or implied consent of clients for the Processing of such data, is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new solutions and features that make use of the data that our clients voluntarily share with us. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to clients or other third parties or our privacy-related legal obligations or any compromise of security that results in the unauthorized access to, use, release or transfer of personal information or other client data, may result in governmental enforcement actions, litigation, negative media attention or public statements against us by consumer advocacy groups or others and could cause our clients to lose trust in us, which would have an adverse effect on our reputation and business. Our clients may also accidentally disclose their passwords or store them on a mobile device that may be lost or stolen, resulting in unauthorized access to their data and creating the perception that our systems are not secure against third-party access. Additionally, if employees or third parties that we work with, such as contractors, vendors or developers, violate applicable laws or our policies, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business.

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

We outsource a number of our internal business functions to third-party contractors, and some of our client facing business operations depend, in part, on the success of our contractors’ own cybersecurity measures. We also partner with cloud service providers for some client solutions. Similarly, particularly for the Data & Storage Technology business, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential information and deploy our IT resources in a safe and secure fashion and in accordance with our policies so as not to expose our network systems to security breaches and the loss of or unauthorized access to data. Accordingly, if our cybersecurity systems, policies and procedures, and those of our contractors, partners and vendors fail to protect against unauthorized access, cyber- attacks or the mishandling or misappropriation of information by our employees, contractors, partners or vendors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019 and was declared a pandemic by the World Health Organization and continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, clients and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. KLDiscovery was eligible for federal government stimulus incentives, including U.S. payroll tax deferral and employee retention tax credits. For the year ended December 31, 2020, we deferred $4.0 million in payroll taxes, of which we repaid $2.0 million as of December 31, 2021 and $2.0 million of which will be paid by December 31, 2022. As of December 31, 2021, we have claimed tax credits of $3.2 million, primarily related to the retention of our employees. We have received $1.8 million of these credits, which we do not have to repay, and have outstanding claims for additional tax credits of $1.4 million.

Our business has been adversely, and may be materially adversely affected, by the COVID-19 pandemic and the global response. Primarily due to the impact of COVID-19, our revenues decreased by $22.6 million, or 7.2%, to $289.5 million for the year ended December 31, 2020 as compared to $312.1 million for the year ended December 31, 2019 as many clients delayed new litigation and court systems closed for a period of time and have been slow to reopen. The COVID-19 pandemic has also adversely affected many industries as well as the economies and financial markets of many countries, in some countries causing a significant deceleration of economic activity. This slowdown at times reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to corporate downsizing and increased unemployment. We also saw significant disruption of and have continued to see extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of the pandemic on the United States and world economies is uncertain and, unless the pandemic is eventually contained, these adverse impacts could continue or worsen, impacting all segments of the global economy, and could result in a significant recession or worse, any of which could impact our business.

Considerable uncertainty still surrounds the pandemic and the new strains identified globally as well as the extent and effectiveness of responses taken on a local, national, and global level, including the roll-out and long-term efficacy of vaccines. While we expect the pandemic and related events will have a negative effect on our business and could accelerate or magnify one or more of the risks described elsewhere in this Annual Report on Form 10-K, the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies is highly uncertain and cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected. Any of the foregoing risks, or other direct or indirect effects of the COVID-19 pandemic that are not currently foreseeable, could adversely affect our business, financial condition and results of operations.

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

Nebula is a relatively new offering and we have not derived a significant percentage of our Company’s historical revenue from its sales. The commercial success of Nebula or other new solutions we may offer will depend, in part, upon the degree of market acceptance by our existing and prospective client base. The degree of market acceptance of Nebula and any other solution we may develop in the future will depend on several factors, including the potential and perceived advantages of that solution as compared to other existing alternatives, our ability to offer the solution at competitive prices, the convenience and ease of use of the solution and the strength of our marketing and sales efforts. Any new or otherwise novel solution that we commercialize may not gain acceptance with one or more client groups, meaning we may not generate significant incremental revenue from Nebula. Efforts to educate our existing and prospective clients on the benefits of Nebula, or any other new offering we may develop as compared to other solutions we and our competitors offer, will require committing significant financial and other resources, including the time of our management, sales and marketing teams, and these efforts may not be successful. Further, even if Nebula or another new solution gains some market acceptance, it may nonetheless fail to gain sufficient traction to generate significant additional revenue. We may also over-estimate the size of the potential market for new products such as Nebula. Further, the means by which we make new solutions available to clients, such as the partner channel for Nebula, may not be successful. If Nebula does not achieve widespread acceptance, or in the future if there is a reduction in demand for Nebula caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business, financial condition and results of operations could be adversely affected.

Our business depends on clients increasing their use of our solutions and services and any decline in their use of our solutions and services or failure to grow revenues with existing clients could adversely affect our business.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain our relationships with existing clients and to grow their usage of our solutions and services. Most of our clients do not have long-term contractual financial commitments to us and, therefore, most of our clients, particularly those under usage-based or project-based arrangements, may reduce or cease their use of our solutions and services at any time, with little or no notice and without incurring any financial penalties. Clients on subscription-based arrangements may choose not to renew their agreement with us. Clients may reduce or terminate their use of our solutions and services or choose not to renew their agreement(s) with us for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters, budget constraints, dissatisfaction or negative perceptions regarding the reliability of our solutions and services, changes in our clients’ underlying businesses and financial conditions, changes in the type and size of our clients, pricing changes, legal industry trends from litigation toward alternative forms of dispute resolution, competitive conditions and general economic conditions. In addition, even if our clients expand their usage of our solutions and services, we cannot guarantee that they will maintain those usage levels for any meaningful period of time. Existing clients may also negotiate lower rates for their usage in exchange for an agreement to renew, enter into a subscription agreement, expand their usage in the future or adopt new solutions and services. As a result, the revenue we derive from consistent usage levels may decrease over time. If existing clients reduce their usage of or rates of payment for, or do not continue to use our solutions and services, our business, financial condition and results of operations could be adversely affected.

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

The unavailability of third-party technology could materially adversely affect our business.

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

If certain of our third-party licensors were to terminate our licenses, change their product offerings, cease actively supporting their existing technologies, fail to update and enhance their technologies to keep pace with changing industry standards, encounter technical difficulties in the continued development of their technologies, significantly increase prices, suffer significant capacity or supply chain constraints or suffer other disruptions, we would need to identify alternative suppliers and incur additional internal and/or external development costs to ensure continued performance of our eDiscovery-related solutions and products. Such alternatives may not be available on attractive terms, or at all, or may not be as widely accepted or as effective as the software provided by our existing suppliers. If the cost of licensing or maintaining this third-party technology significantly increases, our margins could significantly decrease. In addition, interruptions in the functionality of our solutions and products resulting from changes in or with our third-party licensors could adversely affect our commitments to clients, reputation, future sales of our services and products solutions, and materially and adversely affect our business, financial condition and results of operations.

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

We may not be able to increase the amount of revenues or cash flow we generate, and we might continue to incur net losses for some time as we continue to grow. We have experienced net losses for a number of years, including net losses of $(60.5) million and $(49.9) million for the years ended December 31, 2021 and 2020, respectively, and we may incur net losses in the future. As of December 31, 2021, we had an accumulated deficit of $316.0 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to grow our business, hire additional personnel, expand our operations and infrastructure and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

If we do not continue to attract, motivate and retain members of our senior management team and key employees, we may be unable to expand our products and solutions or effectively manage or grow our business.

Our future success depends upon the continued service and performance of our senior management team and key technical and sales personnel. If we lose any of our senior management team or key technical and sales personnel, we may be unable to effectively manage our current and future operations, including maintaining and growing existing, and developing new, client relationships.

Our success and future growth depend upon our ability to attract, train, motivate and retain highly qualified technical, managerial, and sales and marketing employees in order to implement our corporate development strategy and operations. In particular, we intend to increase our sales and marketing headcount by as much as 20% in the near term, and our ability to increase our client base and usage of our solutions, including Nebula, will significantly depend on our ability to successfully expand our sales and marketing teams and execute our sales strategy. Further, our top three sales representatives were responsible for approximately 24% of our sales for the twelve-months ended December 31, 2021. If any of our top sales personnel cease working for us, we may lose existing business from clients who had relationships with specific sales representatives and we may not be able to grow our business as quickly, or to the extent, we expect. We also intend to significantly increase our research and development headcount by as much as 70% to, among other things, continue to develop our Nebula offering. There is a limited pool of employees who have the requisite skills, training and education. We face intense competition for qualified individuals from numerous technology, software, startup and emerging growth companies, which are active in many of the technical areas and geographic regions in which we conduct product development. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees. For example, we have agreed to provide payments to various current employees in connection with certain changes of control, and such payments may, in the aggregate, be material to us. If we are unable to continue to successfully recruit and retain the most skilled and capable senior managers and key technical and sales employees, particularly in connection with our current plan to significantly increase our sales and marketing and research and development teams, our ability to implement our business plan, growth strategy and develop and maintain our software and solutions, including Nebula, could be adversely affected, any of which could adversely affect our business, financial condition and results of operations.

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

•

political unrest, international hostilities, military actions, including, without limitation, the military conflict between Russia and Ukraine, terrorist or cyber-terrorist activities, other geopolitical events, natural disasters, pandemics, and infrastructure disruptions;

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

Based on the results of the annual impairment test as of October 1, 2021 and the qualitative assessment performed as of December 31, 2021, we concluded that the fair value of our reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position.

The insurance coverage that we purchase may prove to be inadequate or unavailable when we need the coverage.

We carry liability, property, directors and officers, business interruption, Cyber and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war. Although we generally attempt to select reputable insurance carriers, any economic disruptions may prevent us from using our insurance if the counterparty does not have the capital necessary to meet the coverage. In addition, our agreements with clients also contain obligations to carry comprehensive general liability, property, workers’ compensation, and automobile liability insurance. Any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

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

From time to time we have been and may in the future be involved in litigation and other legal and regulatory claims or proceedings that arise in and outside the ordinary course of business, some of which could be material. We expect that the number, frequency and significance of these matters may increase as our business continues to expand, including entering new jurisdictions, and we grow as a company. In addition to the types of claims discussed in elsewhere in “—Legal and Regulatory Risks,” we have been, and may in the future be, subject to claims involving commercial disputes, intellectual property matters, labor and employment matters, such as complaints filed with the U.S. Equal Employment Opportunity Commission or claims brought under the Fair Labor Standards Act, and other matters. We may also be exposed to potential claims arising from the conduct of our employees for which we may be liable. In addition to more general litigation, because of the nature of our business and the fact that most client projects utilizing our offerings are legal matters, at times we are also a named party in these matters because of the use of our services and solutions, including with respect to billing matters.

Any legal or regulatory claims against us or investigation into our business, whether meritorious or not, can be time consuming, result in significant legal and other expenses, require significant amounts of management’s time and divert significant operational resources. Class action lawsuits are often particularly burdensome given the breadth of claims, large potential damages and significant defense costs. Claims and proceedings can also impact client confidence and the general public’s perception of our company, even if the underlying allegations are proven false.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by one or more “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. We believe it is possible that we may experience an ownership change in the future as a result of future offerings or subsequent shifts in our stock ownership, some of which are outside our control, in which case we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOL and tax credit carryforwards if we undergo such an ownership change. See Note 13 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2021, we had approximately $527.1 million of indebtedness, including $229.4 million in the form of convertible debentures due 2024 (the “Debentures”) and $297.8 million under the 2021 Credit Agreement. As of December 31, 2021, we did not have any amounts outstanding under our credit facility. Additionally, under our credit facility, we may borrow up to $50 million in the form of delayed draw term loans and, subject to outstanding letters of credit, up to $40 million under our revolving credit facility, as described in Note 7 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our ability to make payments on debt, to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our growth strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described above in “—Risks Related to Our Business and Industry” and elsewhere in this Annual Report on Form 10-K. Our ability to repay debt will also depend on external factors that are outside of our control, including economic, financial, competitive, legislative, regulatory and other factors. If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness and foreclosure on the assets that secure such indebtedness.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in the future in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. For additional information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, and Note 7 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The required interest payments on our indebtedness under the credit facility may be impacted by reforms related to the London Interbank Offered Rate, or LIBOR. The variable interest rates applicable under the credit facility are linked to LIBOR as the benchmark rate for establishing such rates. Recent national, international, and other regulatory guidance and reform proposals regarding LIBOR required certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Although the credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to LIBOR or result in interest rates that are at least as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of LIBOR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms or at all.

See Note 7– Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

On December 19, 2019 we received notification from the NYSE regarding the delisting of our common stock following consummation of the Business Combination for failing to meet the listing requirement to have 400 minimum round lot shareholders (holders of 100 shares or more) and, on January 7, 2020, our common stock was delisted. If an active market for our common stock with meaningful trading volume does not develop in the future or is not maintained for any reason, the market price of our common stock may decline materially and you may not be able to sell your shares or get accurate price quotations on our common stock. Further, to the extent our common stock is determined to be a “penny stock” (an equity security with a price of less than $5.00 that is not registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems meeting certain requirements), brokers trading in our common stock would be required to adhere to different rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock. Under any of these scenarios, our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected.

The trading price of our common stock may be volatile.

The market price of our common stock may be highly volatile and could fluctuate significantly due to a number of factors, some of which are beyond our control. The following factors, among others, could adversely affect our stock price or result in significant price or volume volatility, regardless of our actual operating performance:

•	actual or anticipated variations in our operating and financial performance and that of our competitors, including reserve estimates;

•	changes in our industry or the markets in which we operate;

•	our ability to accurately project future results and our ability to achieve those or meet the expectations of other industry and analyst forecasts;

•	changes in market valuations of similar companies;

•	strategic actions, including acquisitions, or investments by us or our competitors;

•	speculation in the press or investment community;

•	sales of our common stock by us, our directors or officers or the perception that such sales may occur;

•	changes in key management personnel;

•	actions by our stockholders, including sales of large blocks of our common stock;

•	general economic and political conditions, including an economic slowdown;

•	new or changes to existing legislation or other regulatory developments that affect us, or our industry or our markets;

•	short selling of our common stock or related derivative securities or hedging activities; and

•	the realization of any risks described in this “Risk Factors” section or elsewhere in this Annual Report on Form 10-K.

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

We have warrants outstanding to purchase up to an aggregate of 29,350,000 shares of common stock at an exercise price of $11.50 per share. To the extent the price of our common stock rises above the exercise price of these warrants and they are exercised, an existing stockholder’s investment in the company will be diluted. Further, the warrants that were issued in a private placement concurrent with the consummation of the IPO, or the Private Warrants, can be exercised on a cashless basis, meaning we would not receive any cash proceeds in connection with any such exercise. We also may issue an aggregate of 2,200,000 shares of common stock to certain of our stockholders if the reported closing sale price of our common stock equals or exceeds $13.50 per share for any 20 consecutive trading days during the five-year period following the closing of the Business Combination on December 19, 2019. We also may issue up to $0.7 million in shares of common stock in 2022 in connection with an earn-out related to an acquisition completed in 2019. As of December 31, 2021, 9,626,451 shares of common stock were reserved under the 2019 Plan, of which 1,723,630 shares of common stock remained available for issuance. We have filed registration statements on Form S-8 under the Securities Act registering these shares under our 2019 Plan and outstanding awards issued under our 2019 Plan. Subject to the terms of the awards pursuant to which these shares have been or may be granted, and except for shares held by affiliates who will be subject to the resale restrictions described below, the shares issuable pursuant to awards granted under our stock incentive plans will be available for sale in the public market immediately.

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

We are an emerging growth company and a smaller reporting company, and, for as long as we continue to be either, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies or smaller reporting companies, including, but not limited to: including only two years of audited financial statements in our Annual Reports on Form 10-K and Securities Act registration statements; not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding our business, executive compensation, corporate governance and other matters in our registration statements, periodic reports and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have chosen to “opt in” to this extended transition period for complying with new or revised accounting standards and, as a result, we are not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised standards on a non-delayed basis. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, which occurs in February 2024; (ii) the last day of the fiscal year during which our total annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) both our annual revenue is $100 million or more during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is $700 million or more as of the last business day of our second fiscal quarter of that year. We will cease being a smaller reporting company as of the last business day of the second fiscal quarter of any fiscal year on which either (i) the market value of our common stock held by non-affiliates is $250.0 million or more as of such date or (ii) both our annual revenue was $100 million or more during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is $700 million or more as of such date. However, we may continue relying on the reduced reporting requirements of smaller reporting companies through the Annual Report on Form 10-K for the fiscal year in which we no longer qualify as a smaller reporting company. Therefore, we may continue to qualify as a smaller reporting company even after we cease to be an emerging growth company. We cannot predict if investors will find our common stock less attractive because we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may decline or be more volatile.

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

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our credit facility, agreements governing any other indebtedness we may enter into and other factors that our Board of Directors deems relevant. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Accordingly, our stockholders may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell their shares at or above the price they paid for them. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. As an emerging growth company and smaller reporting company, we currently avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be both an emerging growth company and a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We had identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We had identified a material weakness in our internal control over financial reporting in the past and other significant deficiencies and material weaknesses may be discovered in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Following the April 12, 2021 issuance of the SEC “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff statement, the Private Warrants, which we had been accounting for as a component of equity in the 2020 and 2019 financial statements should have been recorded as a liability at fair value. The Company had determined that the errors were not material to those historical financial statements and therefore recorded the cumulative effect of the errors on prior periods during the three months ended March 31, 2021. As part of such process, we had identified a material weakness in our internal control over financial reporting. Although we believe we have remediated this material weakness, we may need to take additional measures to address the material weakness or modify remediation steps taken, and we cannot be certain that the measures we have taken, will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal controls over financial reporting in the future. Further, as a result of this material weakness, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition and results of operations.

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

The table below presents summary information regarding our material properties as of December 31, 2021.

Country	Location	Legal Technologies Office	Data Storage Technologies Office	Managed Review Facility	Data Center	Clean Room
Australia	Brisbane	X	X			X
Canada	Toronto		X			X
Canada	Toronto				X
China	Shanghai	X
Finland	Helsinki		X			X
France	Paris	X	X			X
France	Paris				X
Germany	Boblingen	X	X			X
Germany	Frankfurt				X
Greece	Athens	X
Hong Kong	North Point		X			X
Hong Kong	Won Chai	X
Ireland	Balleycoolin				X
Italy	Varese		X			X
Japan	Tokyo	X	X			X
Japan	Tokyo				X
Netherlands	Amersfoort		X			X
Norway	Kongsvinger	X	X			X
Poland	Katowice	X	X	X		X
Spain	Madrid		X			X
Sweden	Uppsala		X			X
Switzerland	Wallisellen		X			X
United Kingdom	London	X	X	X		X
United Kingdom	Slough				X
United States	Austin, Texas	X			X
United States	Ambler, PA	X
United States	Brooklyn Park, Minnesota				X
United States	Chicago, Illinois	X
United States	Eden Prairie, Minnesota	X	X	X	X	X
United States	Fairfax, Virginia	X
United States	McLean, Virginia	X	X	X		X
United States	Richmond, Virginia	X

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

As of December 31, 2021, there were 51 holders of record of our common stock, and 9 holders of record of our warrants. The number of holders of record does not represent the actual number of beneficial owners of our common stock because the shares of common stock are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote and/or dispositive power with respect to their shares.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, liquidity, future prospects, restrictions in the agreements governing our and our subsidiaries’ existing and future indebtedness, Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors our Board of Directors may deem relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In 2005, Chris Weiler, our Chief Executive Officer, co-founded KLDiscovery with the goal of disrupting the legal technology market by providing world-class technology solutions to manage increasingly complex data processes. Since then, we have made a number of acquisitions, including the transformative acquisition in 2016 of Kroll Ontrack, a storied technology and services company with a history dating back more than 36 years. We have also expanded our operations on a global scale to encompass 19 countries, and broadened our offerings to include Nebula, an internally developed, proprietary end-to-end ecosystem of solutions to address cases of virtually any type and complexity within eDiscovery, information governance, and data recovery. We were first recognized as one of the fastest growing companies in 2012 by both Deloitte, in the Deloitte “Fast 500”, and Inc. Magazine, in the “Inc. 5000”, and have been recognized on their respective lists for 9 consecutive years since then.

We offer differentiated solutions to our clients via a flexible and scalable usage-based business model, where the amount of revenue generated is based on the amount of data a client processes, ingests and / or hosts on our platforms. On a case-by-case basis, we also offer subscription-based arrangements, where clients pay a pre-negotiated monthly fee in exchange for an agreed upon usage capacity over a pre-defined term (typically one to three years). These arrangements typically come at a lower price per unit compared to the usage-based rates. Starting in 2022, we began building our partner channel by offering service providers multi-year subscription agreements for Nebula based on usage tiers. With usage of existing alternative software solutions in the market constrained by any combination of expensive and complex pricing models, limited features, and a lack of delivery options, we believe there is a significant population of underserved clients that can immediately benefit from Nebula our end-to-end ecosystem of solutions. We will support our partner channel with wholly dedicated business development resources, which not only reduces and/or eliminates any competitive concerns a potential partner may have, but also help us maximize the opportunity by maintaining a steady focus on this growth initiative. Our data recovery engagements are fixed fee arrangements where we generate revenue in exchange for completion of the project.

We have served a highly diverse base of over 5,400 Legal Technology clients since January 1, 2020. Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance and real estate. Our data recovery clients include corporations and individuals that need to recover and access data. Our client base is robust, with many blue-chip companies, including 97% of the AM Law 100 and 61% of Fortune 500 companies, as of December 31, 2021. We have longstanding relationships with many of our clients. For example, the average length of our relationships with our top 25 clients based on revenue for the year ended December 31, 2021 is approximately 13 years. For the years ended December 31, 2021 and 2020, no single client accounted for more than 5% of our revenue. See “—Key Business Metrics—Clients” below.

Our differentiated capabilities coupled with our strong culture and client loyalty drive positive results, enabling us to achieve economies of scale and operating leverage as we have grown our business and generated positive results. For the years ended December 31, 2021 and 2020 we generated:

	Year Ended December 31,
	2021	2020
(in millions)
Revenues	$320.5	$289.5
Net loss	(60.5)	(49.9)
Adjusted EBITDA (1)	65.2	63.3

(1)   Adjusted EBITDA is a non-GAAP measure. See “—Non-U.S. GAAP Financial Measures.”

Key factors affecting our performance

We believe that our future growth and performance will depend on many factors, including:

Maintaining our history of product innovation

We have significantly invested in developing proprietary technology and broadening our product functionality, which we believe differentiates our offerings, drives improved user experiences, and fuels strong client retention. We plan to continue our strong history of innovation by enhancing and scaling our Nebula platform and other offerings to capture a larger percentage of the eDiscovery, data recovery, and information governance markets. Our continued growth will depend in part on our ability to develop new products and features and drive adoption of our technology among our client base. As such, we intend to increase our investment in R&D and product development to support our growth.

Increased adoption of Nebula

Our long-term strategy includes pursuing widespread adoption of Nebula on a global scale. We expect the increased adoption of Nebula will enhance our business as we benefit from greater product affinity and stronger network effects. Nebula revenues also generally have higher margins than our traditional Legal Technology offerings because Nebula utilizes our own proprietary technologies. As we continue to innovate and invest in Nebula, we believe we will benefit from organic growth in client adoption and engagement. Nebula’s success will depend on the continued effectiveness of our solution, the strength of our marketing and client support efforts, and competitive pricing.

Maintain and grow client base while driving greater penetration

Retaining and expanding revenues generated from existing clients, while continuing to grow the number of net new clients, are among the key drivers of our revenue growth. We believe our position as the differentiated legal technology provider with proprietary, state of the art, EDRM software combined with our white-glove services will help drive retention and support client growth. With the proliferation of enterprise data and increasing technological transformation within the legal industry, we believe there is a sizeable and growing potential untapped market seeking to harness technology-based solutions like ours. By expanding our product offerings beyond eDiscovery to capture more of the information governance market and other parts of the EDRM, specifically data hosting and data processing, we believe we can drive increased product spending on our platform from existing clients. We believe that our competitive advantages enable us to effectively retain and further grow revenues derived from our existing clients as well as acquire new clients, as demonstrated by the consistent growth in our number of clients. As of December 31, 2021, we had 5,482 Legal Technology clients, an increase from 5,216 as of December 31, 2020. Our product pricing, marketing efforts, and the strategies of our competitors are all factors that will influence our client retention and growth.

Growth in the number of matters, particularly large matters

We continually pursue opportunities to grow the number of matters we cover, which will be an important aspect of our future growth. As the legal landscape continues to grow and evolve in complexity, we believe our proprietary technology and unique combination of technology-enabled solutions and services best position us to address the largest and most complex matters. Our ability to provide solutions that address the needs of large enterprises and the diverse and nuanced use cases they face will be an important factor in our future success.

Establishment of partner channel

In 2022, we began to build our partner channel by selling multi-year subscriptions for Nebula and leveraging and broadening our relationships with other eDiscovery providers, law firms, corporations, consulting firms and other organizations. Establishing and growing the partner channel can accelerate our growth through increased industry awareness of our offerings and improve sales efficiency. We also expect partner channel revenues to generally have higher margins than our traditional Legal Technology offerings because it is a software-only revenue stream. The extent of the success of our partner channel strategy will depend on our ability to continue to build and maintain relationships with key industry stakeholders.

Key business metrics

The following are among the key operational and financial metrics we use to measure and evaluate our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Clients

We have a strong track record of growing our client base, and we believe that our ability to increase the number of clients utilizing our Legal Technology solutions, including Nebula, is an important indicator of our market penetration, our business growth, and our future opportunities.

We define Legal Technology clients as each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. We define Nebula clients, each of which is included in the number of Legal Technology clients, as the total number of primary law firm, corporation, insurance company and service provider clients to which we provided legal technology solutions for a matter that we billed for use of our Nebula solution during the two years prior to the applicable date.

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	December 31,
	2021	2020
Legal Technology clients	5,482	5,216
Nebula clients	1,200	910

In 2021, we refined our internal data to capture the total number of clients involved in the litigation matter and revised our client counts for all periods accordingly, which impacted prior period numbers.

Number and size of matters

We believe our ability to continuously grow the number of matters on our platform over time is an important measure of scale for our business and is indicative of our future growth prospects.

We define Legal Technology matters as the total number of matters on which our Legal Technology solutions were used in the twelve months preceding the applicable date. Matters refer to a range of activities that include collecting, tracking, analyzing, and exchanging relevant data. Legal Technology solutions currently drive the majority of our revenue, and provide the foundation for additional adoption of our proprietary technology solutions and other offerings. We define Nebula matters, which are included in the number of Legal Technology matters, as the total number of matters on which our Nebula solution was used in the twelve months preceding the applicable date. Nebula is our ecosystem of proprietary technology solutions that enables clients to collect, process, store, analyze, and govern their data on a single platform. Nebula comprises a steadily growing component of our revenue and we expect Nebula adoption to increase and the number of Nebula matters to grow in the long term as we continue to introduce new product capabilities and cross-sell Nebula to our existing clients.

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	December 31,
	2021	2020
Legal Technology matters	7,823	7,598
Nebula matters	927	819

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. During the years ended December 31, 2021 and 2020, respectively, 47%, and 40% of Legal Technology revenue was produced by matters that generated revenues of greater than $500,000, and 77% and 74% of our Legal Technology revenues were generated by matters of greater than $100,000 during the relevant period.

Legal Technology net revenue retention

We calculate our Legal Technology net revenue retention rate by dividing (1) total Legal Technology revenue in the twelve month period from accounts that generated Legal Technology revenue during the corresponding immediately preceding twelve month period by (2) total Legal Technology revenue in the immediately preceding twelve month period generated from those same accounts. Our Legal Technology net revenue retention rate includes revenue from use of Nebula.

	Twelve Months Ended December 31,
	2021	2020
Legal Technology net revenue retention	107%	87%

For the years ended December 31, 2021 and 2020, our Legal Technology revenue was $276.3 million and $247.3 million, respectively, and our data recovery revenue was $44.1 million and $42.3 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to frequency of matters, client upsell, cross-sell, and churn. During 2020, the COVID-19 pandemic impacted our Legal Technology net revenue retention rate, as it impacted the rest of our business, as certain accounts experienced a slowdown in the number and frequency of matters. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

The Company primarily generates revenue from selling solutions that fall into the following categories:

(1)   Legal Technology, including Nebula and our expansive suite of technology solutions, such as our end-to-end eDiscovery technology solutions, managed review solutions, collections, processing, analytics, hosting, production, and professional services; and

(2)   Data recovery solutions, which provides data restoration, data erasure and data management services.

The Company generates the majority of its revenues by providing Legal Technology solutions to our clients. Most of the Company’s eDiscovery contracts are time and materials types of arrangements, while others are subscription-based, fixed-fee arrangements.

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

For the years ended December 31, 2021 and 2020, our Legal Technology revenue was $276.3 million and $247.3 million, respectively, and our data recovery revenue was $44.1 million and $42.3 million, respectively. For the years ended December 31, 2021 and 2020, Legal Technology revenue from our technology solutions other than Nebula was $250.4 million and $228.5 million, respectively, and revenue from Nebula was $25.9 million and $18.8 million, respectively.

We currently expect non-Nebula Legal Technology revenues to remain relatively consistent over time and that Nebula revenue will continue to accelerate, with Nebula growing as a larger percentage of the mix of total revenue over time.

Cost of Revenues

Cost of revenue consists primarily of technology infrastructure costs, personnel costs and amortization of capitalized developed technology costs. Infrastructure costs include hardware, software, occupancy and cloud costs to support our legal technology and data recovery solutions. Personnel costs include salaries, benefits, bonuses, and stock-based compensation as well as costs associated with document reviewers which are variable based on managed review revenue. We intend to continue to invest additional resources in our infrastructure to expand the capability of solutions and enable our customers to realize the full benefit of our solutions. The level, timing and relative investment in our cloud infrastructure could affect our cost of revenue in the future. Additionally, cost of revenue in future periods could be impacted by fluctuations in document reviewer costs associated with managed review revenue.

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. We intend to continue to increase our investment in research and development to further develop our proprietary technology and support further penetration and adoption of our offering, including our end-to-end Nebula platform, including through hiring additional personnel. We expect these investments to cause research and development expense to nearly double in the next year, and thereafter anticipate research and development expense normalizing as a percentage of revenues. We also intend to significantly increase our investment in sales and marketing, particularly in the next year in connection with an expected increase in headcount by as much as 20%, with the anticipated long-term benefits from these investments expected to increase revenues also resulting in slightly decreasing sales and marketing expense as a percentage of revenue over time due to this expected increase in revenue. We also expect general and administrative expense to decrease slightly as a percentage of revenue over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

Interest Expense

Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings. We expect interest expense to vary each reporting period depending on the amount of outstanding borrowings and prevailing interest rates.

Income Tax (Benefit) Provision

Income tax (benefit) provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. We maintain a valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

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

Our management believes EBITDA and Adjusted EBITDA reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, equity compensation, acquisition and transaction costs, restructuring costs, systems establishment and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, provides information about our cost structure and helps us to track our operating progress. We encourage investors and potential investors to carefully review our U.S. GAAP financial measures and compare them with our EBITDA and adjusted EBITDA. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), extinguishment of debt, impairment losses, and depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•

Acquisition, financing and transaction costs generally represent earn-out payments, rating agency fees and letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

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

See “—Results of Operations” below for reconciliations of adjusted EBITDA to net loss.

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

In 2020, following the onset of the COVID-19 pandemic, the Company experienced a decline in demand for its services as many clients delayed the start of new matters and court systems were closed in response to the pandemic. The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty. The future impacts of the pandemic on the Company’s business are currently not estimable or determinable. As new variants of the virus emerge, infection rates vary across the countries in which we operate, and governmental authorities have continued to implement numerous and evolving measures to try to contain the spread of the virus, including travel bans and restrictions, masking recommendations and mandates, vaccine recommendations and mandates, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. We have taken proactive measures to protect the health and safety of our employees, customers, partners and suppliers, consistent with governmental guidelines.

The Company modified employee travel and work locations, and cancelled certain events, among other actions taken in response to the COVID-19 pandemic. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 ranging from 2% to 20% in exchange for grants of an aggregate of 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program for the Company’s named executive officers and for the position of Vice-President and higher but did not issue any additional stock options or restricted stock units, or RSUs, in connection with the salary exchange program. As of June 2021, the Company ended the salary exchange program. The Company will continue to actively monitor the situation and may reinstate certain of the measures described above or take further actions that alter its business operations, including actions as required by federal, state or local authorities or that it determines are in the best interests of its employees, customers, partners, suppliers and stockholders. Due to the evolving situation and the uncertainties as to the scope and duration of the COVID-19 pandemic, our business may be impacted in ways that we cannot predict.

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in the 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred $4.0 million of payroll taxes due in 2020, of which $2.0 million was paid in December 2021 and $2.0 is expected to be paid in December 2022.

For the year ended December 31, 2021 compared with the year ended December 31, 2020

The results for the periods shown below should be reviewed in conjunction with our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

	For The Years Ended December 31,
(in millions)	2021	2020
Revenues	$320.5	$289.5
Cost of revenues	164.0	147.7
Gross profit	156.5	141.8
Operating expenses	$161.8	140.0
(Loss) Income from operations	(5.3)	1.8
Interest expense	50.4	50.7
Change in fair value of Private Warrants	(2.0)	0.0
Loss on debt extinguishment	7.3	0.0
Other expense	0.0	0.1
Loss before income taxes	(61.0)	(49.0)
Income tax (benefit) provision	(0.5)	0.9
Net loss	(60.5)	(49.9)
Total other comprehensive income, net of tax	(4.5)	4.9
Comprehensive loss	$(65.0)	$(45.0)

	For The Years Ended December 31,
(in millions)	2021	2020
Net loss	$(60.5)	$(49.9)
Interest expense	50.4	50.7
Income tax (benefit) provision	(0.5)	0.9
Extinguishment of debt	7.3	-
Impairment of intangible asset	22.5	-
Depreciation and amortization expense	38.0	47.7
EBITDA (1)	$57.2	$49.4
Acquisition, financing and transaction costs	2.7	5.2
Strategic Initiatives:
Sign-on bonus amortization	-	0.2
Non-recoverable draw	-	0.3
Total strategic initiatives	-	0.5
Stock compensation and other	4.2	3.7
Change in fair value of Private Warrants	(2.0)	-
Restructuring costs	1.0	2.5
Systems establishment	2.1	2.0
Adjusted EBITDA (1)	$65.2	$63.3

(1) EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $31.0 million, or 10.7%, to $320.5 million for the year ended December 31, 2021 as compared to $289.5 million for the year ended December 31, 2020. This is due to an increase in Legal Technology revenue of $29.0 million, including an increase of $21.9 million from our technology solutions exclusive of Nebula, an increase of $7.1 million from Nebula, and an increase in data recovery revenue of $2.0 million. The increase in Legal Technology revenue is due to the higher volume of matters, while the increase in data recovery revenue is due to an increase in average revenue per job.

Cost of Revenues

Cost of revenues increased by $16.3 million, or 11.0%, to $164.0 million for the year ended December 31, 2021 as compared to $147.7 million for the year ended December 31, 2020. This increase is primarily due to increased wages of $18.2 million for document reviewers and $0.8 million for outsourced document reviewers due to increased managed review revenue and increased bonuses of $1.7 million as well as increased payroll benefits of $1.4 million and increased payroll taxes of $1.4 million, both driven by the increased wages. These increases were partially offset by expense reduction measures implemented by management, which decreased occupancy expense by $3.8 million. Additionally, severance expense decreased $0.9 million in 2021 compared to 2020 due to severance expense incurred as part of a restructuring in 2020. Amortization expense decreased by $2.6 million, as the amount of assets that reached full amortization in 2020 was more than the amount of new assets placed into service in 2021. As a percentage of revenue, our cost of revenues for the year ended December 31, 2021 slightly increased to 51.2% as compared to 51.0% for the year ended December 31, 2020. This increase was due to the factors noted above.

Gross Profit

Gross profit increased by $14.7 million, or 10.4%, to $156.5 million for the year ended December 31, 2021 as compared to $141.8 million for the year ended December 31, 2020. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the year ended December 31, 2021 decreased slightly to 48.8% as compared to 49.0% for the year ended December 31, 2020.

Operating Expenses

Operating expenses increased by $21.8 million, or 15.6%, to $161.8 million for the year ended December 31, 2021 as compared to $140.0 million for the year ended December 31, 2020. This increase is due to the $22.5 million impairment charge recorded in 2021 associated with our intangible assets, increased commissions of $3.1 million, due to increased revenues, increased wages due to the restoration of salaries following the end of the salary exchange program in June 2021 of $3.6 million, and increased development headcount of $1.4 million, increased consulting fees of $1.0 million, increased payroll benefits of $0.8 million, increased payroll taxes of $0.5 million, increased equity compensation of $0.5 million and increased software implementation expense of $0.9 million. These increases were partially offset by a decrease in depreciation and amortization expense of $8.1 million, decreased lease termination costs of $2.7 million, a decrease in professional services fees of $0.9 million, a decrease in travel and entertainment expenses of $0.3 million and a decrease in marketing expenses of $1.0 million. As a percentage of revenue, our operating expenses for the year ended December 31, 2021 increased to 50.5% as compared to 48.4% for the year ended December 31, 2020 due to the factors noted above.

Interest Expense

Interest expense decreased by $0.3 million, or 0.6%, to $50.4 million for the year ended December 31, 2021 as compared to $50.7 million for the year ended December 31, 2020. This decrease is primarily due to lower interest rates on the refinanced first lien facility, partially offset by the increase in outstanding debt balance.

Loss on Debt Extinguishment

For the year ended December 31, 2021, we incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the credit agreement originally entered into in 2016 and the related revolving credit facility.

Income Tax (Benefit) Provision

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

During the years ended December 31, 2021 and 2020, the Company recorded an income tax benefit of $(0.5) million and a provision of $0.9 million, respectively, resulting in an effective tax rate of 0.8% and (1.8)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the year ended December 31, 2021 decreased from the year ended December 31, 2020 primarily due to the impairment charge recorded in 2021 associated with our intangible assets due to the termination of our license to use the Kroll Ontrack and KrolLDiscovery tradenames, which caused a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

We reported pre-tax loss of $(61.0) million during the year ended December 31, 2021 with an effective tax rate of 0.8%, resulting in a $(0.5) million income tax benefit. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $11.0 million. Without this item, our effective tax rate would have been approximately 18.8%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

We reported pre-tax loss of $(49.0) million during the year ended December 31, 2020 with an effective tax rate of (1.8) %, resulting in a $0.9 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $9.6 million. Without this item, our effective tax rate would have been approximately 17.8%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

Net Loss

Net loss for the year ended December 31, 2021 was $(60.5) million compared to $(49.9) million for the year ended December 31, 2020. Net loss increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of December 31, 2021, we had $46.5 million in cash compared to $51.2 million as of December 31, 2020. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities.

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 credit agreement discussed below.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans are available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions.

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

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 8, 2026 or six months prior to maturity of our Debentures due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of December 31, 2021.

Revolving Credit Loans

The 2021 Credit Agreement also provides for the Revolving Credit Loans, an unfunded revolver commitment for borrowing up to $40.0 million. As of December 31, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding. See Note 15— Commitments and contingencies to our audited consolidated financial statements.

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement, or the 2016 Credit Agreement, with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. The initial term loan borrowings of $340.0 million under the first lien facility and $125.0 million under the second lien facility were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022. The first lien facility and the revolving credit facility were repaid and retired on February 8, 2021 and the second lien facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment of $7.2 million in connection with the retirement of the 2016 Credit Agreement and the related revolving credit facility.

Convertible Debentures

On December 19, 2019, the Company issued the Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At December 31, 2021 and December 31, 2020, the balance due under the Convertible Debentures was $229.4 million and $214.5 million, respectively.

The Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 (the “Closing Date”), the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

At any time, upon notice as set forth in the Debentures, the Debentures are redeemable at the Company’s option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval of our stockholders to allow for the full conversion of the Debentures into common stock, the Debentures are convertible into shares of the common stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. We intend to seek stockholder approval of the conversion of the Debentures into common stock at the earlier of our 2022 Annual Meeting of Stockholders (to be held no later than June 30, 2022) or the first meeting of our stockholders called and held after the common stock is listed on the New York Stock Exchange or the Nasdaq Stock Market. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2021, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Net cash provided by (used in):
Operating activities	$10,099	$39,776
Investing activities	$(12,488)	$(14,059)
Financing activities	$(1,761)	$(18,595)
Effect of foreign exchange rates	$(583)	$672
Net (decrease) increase in cash	$(4,733)	$7,794

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $10.1 million for the year ended December 31, 2021 as compared to net cash provided by operating activities of $39.8 million for the year ended December 31, 2020. The decrease in net cash provided is due to a $10.6 million increase in net loss and a $34.4 million decrease in working capital, offset by a $15.3 million increase in non-cash expenses. The period over period increase in non-cash expenses is primarily due to a $22.5 million increase in impairment charges, and a $7.2 million increase in loss on debt extinguishment, partially offset by a $9.7 million decrease in depreciation and amortization, a $2.0 million decrease in the change in fair value of Private Warrants and a $1.6 million decrease in deferred tax benefit. The decrease in working capital for the period is primarily due to a $21.4 million decrease in changes to accounts receivable, a $9.2 million decrease in changes to accounts payable and accrued expenses, and a $5.6 million decrease in changes to prepaid expense and other current assets, partially offset by a $1.9 million increase in changes to deferred revenue. Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $12.5 million for the year ended December 31, 2021 as compared to net cash used in investing activities of $14.1 million for the year ended December 31, 2020. The decrease in cash used in investing activities is due to increased purchases of property and equipment of $1.6 million, which was more than offset by decreased cash payments related to acquisitions in 2020 of $3.1 million.

Cash Flows Used In Financing Activities

For the year ended December 31, 2021, net cash used in financing activities of $1.8 million related to the payments of long-term debt of $2.3 million and capital lease obligations of $2.5 million, offset by cash generated from refinancing of the first lien debt of $2.9 million. For the year ended December 31, 2020, net cash used in financing activities of $18.6 million related to payments of long-term debt of $17.0 million and capital lease obligations of $1.6 million.

Recent Accounting Pronouncements

See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements for a summary of accounting standards not yet adopted. There were no changes during the year ended December 31, 2021.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements for a summary of our significant accounting policies. There were no material changes during the year ended December 31, 2021. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

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

The fair value of each reporting unit is estimated using a combination of a discounted cash flow, or DCF, analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business combinations. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, changes in working capital, long term business plans and recent operating performance.

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

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Comprehensive Loss is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return, but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2021, deferred tax asset valuation allowances totaled $81.5 million, primarily related to federal and state net operating losses available to carry forward to future years and, interest expense disallowance carryovers. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our expectation that the reversal of existing taxable temporary differences will provide a source of taxable income to realize these deferred tax assets.

We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. As of December 31, 2021, unrecognized tax benefits totaled $1.0 million, related to U.S. federal and state net operating losses available to carry forward to future years. However, due to the Company’s determination that the U.S. federal and state net operating losses for the unrecognized tax benefit would likely be realized, a valuation allowance offset was recorded against the unrecognized tax benefit, resulting in no effective tax rate impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at December 31, 2021 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

Exchange rate risk

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. The resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive (loss) income” in our consolidated balance sheets.

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other expense” in our consolidated statements of comprehensive loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

During the twelve months ended December 31, 2021 and 2020, we generated the equivalent of $64.1 million and $57.0 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.6 million for each of the years ended December 31, 2021 and 2020.

We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KLDiscovery Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLDiscovery Inc. (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Tysons, Virginia

March 17, 2022

KLDiscovery Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$46,468	$51,201
Accounts receivable, net of allowance
for doubtful accounts of $9,774 and $8,513, respectively	93,273	83,985
Prepaid expenses	9,669	7,175
Other current assets	1,133	709
Total current assets	150,543	143,070
Property and equipment
Computer software and hardware	73,677	72,211
Leasehold improvements	26,796	27,271
Furniture, fixtures and other equipment	3,064	3,365
Accumulated depreciation	(81,261)	(77,697)
Property and equipment, net	22,276	25,150
Intangible assets, net	59,291	109,733
Goodwill	395,759	399,085
Other assets	8,535	2,708
Total assets	$636,404	$679,746
Current liabilities
Current portion of long-term debt, net	$3,000	$10,948
Accounts payable and accrued expense	27,067	33,504
Current portion of contingent consideration	646	695
Deferred revenue	4,800	3,955
Total current liabilities	35,513	49,102
Long-term debt, net	507,706	472,600
Deferred tax liabilities	6,772	7,335
Other liabilities	8,559	8,488
Total liabilities	558,550	537,525
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,684,549 and 42,529,017 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	386,028	385,387
Accumulated deficit	(315,967)	(255,424)
Accumulated other comprehensive income	7,789	12,254
Total stockholders' equity	77,854	142,221
Total liabilities and stockholders' equity	$636,404	$679,746

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Revenues	$320,477	$289,545
Cost of revenues	163,958	$147,732
Gross profit	156,519	141,813
Operating expenses
General and administrative	61,245	58,509
Research and development	10,265	7,167
Sales and marketing	39,892	38,395
Impairment of intangible asset	22,529	—
Depreciation and amortization	27,863	35,955
Total operating expenses	161,794	140,026
(Loss) Income from operations	(5,275)	1,787
Other expenses
Other expense	25	118
Change in fair value of Private Warrants	(1,969)	—
Interest expense	50,402	50,659
Loss on debt extinguishment	7,257	—
Loss before income taxes	(60,990)	(48,990)
Income tax (benefit) provision	(447)	936
Net loss	$(60,543)	$(49,926)
Other comprehensive income (loss), net of tax
Foreign currency translation	(4,465)	4,947
Total other comprehensive income (loss), net of tax	(4,465)	4,947
Comprehensive loss	$(65,008)	$(44,979)
Net loss per share - basic and diluted	$(1.42)	$(1.17)
Weighted average shares outstanding - basic and diluted	42,601,745	42,529,017

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock Issued
	Shares	Amount	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive income	Total
Balance as of December 31, 2019	42,529,017	$4	$381,952	$-	$(205,498)	$7,307	$183,765
Share-based compensation	—	—	3,435	—	—	—	3,435
Foreign exchange translation	—	—	—	—	—	4,947	4,947
Net loss	—	—	—	—	(49,926)	—	(49,926)
Balance as of December 31, 2020	42,529,017	4	$385,387	-	$(255,424)	12,254	142,221
Share-based compensation	—	—	4,080	—	—	—	4,080
Exercise of stock options	4,676	—	38	—	—	—	38
Stock issued in exchange for vested units	103,622	—	—	—	—	—	-
Private warrants	—	—	(3,810)	—	—	—	(3,810)
Consideration for acquisition	47,234	—	333	—	—	—	333
Foreign exchange translation	—	—	—	—	—	(4,465)	(4,465)
Net loss	—	—	—	—	(60,543)	—	(60,543)
Balance as of December 31, 2021	42,684,549	$4	$386,028	$-	$(315,967)	$7,789	$77,854

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2021	Year ended December 31, 2020
Operating activities
Net loss	$(60,543)	$(49,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,018	47,762
Non-cash interest	19,060	19,450
Loss on extinguishment of debt	7,257	-
Stock-based compensation	3,980	3,435
Provision for losses on accounts receivable	3,149	4,088
Deferred income taxes	(564)	1,041
Change in fair value of contingent consideration	(275)	98
Change in fair value of Private Warrants	(1,969)	—
Impairment of intangible asset	22,529	—
Changes in operating assets and liabilities:
Accounts receivable	(11,362)	10,050
Prepaid expenses and other assets	(5,490)	87
Accounts payable and accrued expenses	(4,573)	4,675
Deferred revenue	882	(984)
Net cash provided by operating activities	10,099	39,776
Investing activities
Acquisitions, net of cash acquired	—	(3,124)
Purchases of property and equipment	(12,488)	(10,935)
Net cash used in investing activities	(12,488)	(14,059)
Financing activities
Proceeds for exercise of stock options	38	—
Revolving credit facility draws	—	29,000
Revolving credit facility repayments	—	(29,000)
Payments for capital lease obligations	(2,518)	(1,595)
Debt issuance costs	(2,031)	—
Proceeds long-term debt, net of original issue discount	294,000	—
Retirement of debt	(289,000)	—
Payment on long-term debt	(2,250)	(17,000)
Net cash used in financing activities	(1,761)	(18,595)
Effect of foreign exchange rates	(583)	672
Net (decrease) increase in cash	(4,733)	7,794
Cash at beginning of period	51,201	43,407
Cash at end of period	$46,468	$51,201
Supplemental disclosure:
Cash paid for interest	$36,073	$32,196
Income taxes refunded: net of payments	$244	$195
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$429	$394

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company,” “we” or “us”) is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 19 countries around the world. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in McLean, Virginia. The Company has 32 locations in 19 countries, as well as 9 data centers and 17 data recovery labs globally.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2021 and 2020, the Company did not have a single customer that represents more than five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $64.1 million and $57.0 million in 2021 and 2020, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $25.9 million and $26.3 million at December 31, 2021 and 2020, respectively.

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

A rollforward of the allowance for doubtful accounts is presented below (in thousands):

Balance at December 31, 2019	$7,486
Charged to/reversed from expense	4,088
Charged to/from other accounts	283
Deductions (write offs)	(3,344)
Balance at December 31, 2020	$8,513
Charged to/reversed from expense	3,149
Deductions (write offs)	(1,888)
Balance at December 31, 2021	$9,774

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

Depreciation expense totaled $10.9 million and $16.9 million for the years ended December 31, 2021 and 2020, respectively, and includes amortization of assets recorded under capital leases.

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

Capitalized software costs are reflected as part of the “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $14.7 million and $18.5 million, net of accumulated amortization, as of December 31, 2021 and 2020, respectively.

Upon the adoption of ASU 2018-15 in 2021, capitalized implementation costs of cloud computing arrangements, which are classified as part of the “Intangible assets, net” as of December 31, 2020 and totaled $5.3 million are now included in both Prepaid expense and Other assets in the Company’s Consolidated Balance Sheet and totaled $1.5 million and $5.1 million as of December 31, 2021, respectively.

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

In the third quarter of 2021, we negotiated the termination of our license to use the Kroll Ontrack and KrolLDiscovery tradenames and executed the final agreements relating to the termination in October 2021. This significant change was a triggering event which resulted in an evaluation of impairment of our Kroll Ontrack and Kroll Discovery tradenames capitalized as part of our 2016 Kroll Ontrack acquisition. As a result, the Company recognized an impairment loss of $22.5 million in the third quarter of 2021, which was included in Impairment of intangible assets in the Company’s Consolidated Statements of Comprehensive Loss.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Amortization expense totaled $26.2 million and $30.9 million for the years ended December 31, 2021 and 2020, respectively; $9.3 million and $11.8 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss.

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

The following table provides a rollforward of the carrying amount of goodwill (in thousands):

Balance at December 31, 2019	$395,171
Acquisitions	1,009
Disposal	(96)
Foreign currency translation	3,001
Balance at December 31, 2020	399,085
Foreign currency translation	(3,326)
Balance at December 31, 2021	$395,759

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company evaluates its revenue contracts with customers based on the five-step model under Accounting Standards Codification (“ASC”) 606, Revenue Recognition: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied.

We provide Legal Technology services to our clients through several technology solutions including Nebula Ecosystem (“Nebula”) our internally developed end-to-end fully integrated proprietary solution. We also provide Data Recovery solutions.

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021 and 2020 (in thousands):

	2021			2020
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal technology	$250,422	$25,911	$276,333	$228,510	$18,775	$247,285
Data recovery	44,144	—	44,144	42,260	—	42,260
Total revenue	$294,566	$25,911	$320,477	$270,770	$18,775	$289,545

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

(1)

Legal Technology, including Nebula and our expansive suite of technology solutions, such as our end-to-end eDiscovery technology solutions, managed review solutions, collections, processing, analytics, hosting, production and professional services, and

(2)	Data recovery solutions, which provides data restoration, data erasure and data management services

The Company generates the majority of its revenues by providing Legal Technology services to our clients. Most of our eDiscovery service contracts are time and materials types of arrangements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Time and materials arrangements are based on units of data stored or processed. Unit-based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client, at agreed upon per unit rates. We recognize revenues for these arrangements at a point in time utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.

Certain other eDiscovery contracts are subscription-based, fixed-fee arrangements, which have tiered pricing based on the quantity of data hosted. For a fixed monthly fee, our clients receive a variety of optional eDiscovery services, which are included in addition to the data hosting. The Company recognizes revenues for these arrangements at a point in time based on predetermined monthly fees as determined in our contractual agreements, utilizing a right-to-invoice practical expedient because the Company has a right to consideration for services completed to date.

Other eDiscovery agreements are time and material arrangements that require the client to pay us based on the number of hours worked at contractually agreed-upon rates. The Company recognizes revenues for these arrangements at a point in time based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because it has a contractual right to consideration for services completed to date.

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

Share-based compensation

The Company measures and recognizes compensation expense for all share-based awards to employees based on estimated grant date fair values on a straight-line basis over the requisite service period. The Company uses the Black-Scholes valuation model, depending on terms, facts and circumstances of each share-based award. The expected vesting of the Company’s performance-based RSUs is based upon the probability of a liquidity event, such as a change in control as defined under the 2019 Plan. The probability of achievement of the liquidity event, if any, is re-evaluated quarterly.

Advertising

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $3.5 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. Advertising costs are reflected within “Sales and marketing” in the accompanying Consolidated Statements of Comprehensive Loss.

Research and development expense

Costs incurred in the research and development of the Company’s technologies primarily consist of developer salaries. Research and development expenses were $10.3 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

Recently Adopted Accounting Standards

On October 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”) on a prospective basis. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. As of December 31, 2021, the Company classified the capitalized implementation costs in the same manner as the fees for the associated hosting arrangement, in its Consolidated Balance Sheet, Consolidated Statement of Comprehensive Loss and Consolidated Statement of Cash Flows. As of December 31, 2020, such costs are classified as part of Intangible assets, net on the consolidated balance sheet and classified as an investing activity in the Consolidated Statement of Cash Flow.

Accounting Standards Not Yet Adopted

The Company has elected to be an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This may make the comparison of the Company’s consolidated financial statements to other public companies not meaningful due to the differences in accounting standards being applied.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and the Company is currently evaluating the impact that Topic 842 will have on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The Company is required to adopt ASC 326 effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the Company is currently evaluating the impact that Topic 326 will have on its consolidated financial statements.

Note 2 – Correction of an immaterial error

On April 12, 2021, the SEC Staff issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Staff Statement”). The Company evaluated the SEC Staff Statement and determined that its Private Warrants (as defined in Note 3), which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period, with changes in fair value recorded in the Consolidated Statements of Comprehensive Loss.

In accordance with Financial Accounting Standards Board ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Because these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. The Company recognized the cumulative effect of the error on prior periods by recording during the three months ended and as of, March 31, 2021, (i) $2.0 million of income in the Consolidated Statements of Comprehensive Loss to reflect the cumulative decrease in the fair value of the Private Warrants liabilities, (ii) a warrant liability of $1.8 million in the Balance Sheet and (iii) a decrease in additional paid-in capital of $3.8 million in the Balance Sheet.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $0.6 million and $0.9 million at December 31, 2021 and 2020, respectively.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $1.8 million as of December 31, 2021.

To estimate the fair value of the Private Warrants as of December 31, 2021 and 2020, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

	December 31, 2021	December 31, 2020

Expected volatility	27.00%	16.00%
Expected term (in years)	2.94	3.97
Risk free interest rate	0.96%	1.74%
Dividend yield	0.00%	0.00%
Exercise Price	$11.50	$11.50
Fair value of Common Stock	$6.80	$8.05

The Company’s use of a Black Scholes model required the use of the following inputs, including assumptions:

•

Expected volatility – as of the valuation date, the Public Warrants (as defined in Note 10) and the Common Stock were traded and their market prices were used to infer the expected annual volatility of the Common Stock. The expected volatility is used to value the Private Warrants.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

•	Exercise price – the exercise price is contractually set at $11.50.

•	Fair value of stock – the stock price is the quoted market price as of the valuation date.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 (in thousands):

Balance at December 31, 2019	$822
Change in fair value of contingent consideration	98
Balance at December 31, 2020	920
Private Warrants	3,810
Change in fair value of Private Warrants	(1,969)
Change in fair value of contingent consideration	(275)
Balance at December 31, 2021	$2,486

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 4 – Intangible assets

Intangible assets consist of the following (in thousands):

Description	Weighted Average Remaining Useful Life in Years	December 31, 2021	December 31, 2020
Trademark and tradenames	3.2	$20,565	$67,183
Accumulated amortization		(12,639)	(29,004)
Trademark and tradenames, net		7,926	38,179
Developed technology	3.3	79,436	79,796
Accumulated amortization		(59,173)	(49,968)
Developed technology, net		20,263	29,828
Customer relationships	6.1	96,637	97,420
Accumulated amortization		(65,535)	(55,694)
Customer relationships, net		31,102	41,726
Intangible assets, net of amortization		$59,291	$109,733

Future amortization of intangible assets is as follows (in thousands):

December 31,	Amount
2022	$19,289
2023	13,549
2024	9,252
2025	5,297
2026	3,953
Thereafter	7,226
In process	725
Total	$59,291

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 5 – Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued expenses:
Accrued interest	$240	$5,041
Accrued salaries	12,487	11,802
Current taxes payable	688	519
Other accrued expenses	2,124	2,694
Total	$15,539	$20,056

Note 6 – Leasing arrangements

The Company leases office space and certain equipment under operating and capital lease agreements, expiring in various years through 2029. Certain leases contain annual rent escalation clauses.

Rent expense totaled $11.2 million and $14.1 million for the years ended December 31, 2021 and 2020, respectively. As part of the Company’s efforts to optimize its real estate footprint, the Company terminated leases in four locations and reduced the footprint of two locations in 2021.

The depreciation expense recorded for capital leases totaled $1.8 million and $1.6 million, respectively, for the years ended December 31, 2021 and 2020.

For years subsequent to December 31, 2021, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

December 31,	Capital Leases	Operating Leases
2022	$1,880	$8,817
2023	1,057	8,251
2024	—	7,133
2025	—	3,798
2026	—	1,860
Thereafter	—	692
Total	$2,937	$30,551
Less: interest on lease obligations	(191)
Net amount	2,746
Less: current portion	(1,621)
Non-current	$1,125

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 7 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	December 31,
	2021	2020
First lien facility due 2022	—	289,000
Convertible Debenture notes due 2024	229,382	214,541
2021 Credit Agreement due 2026	297,750	—
Total debt	527,132	503,541
Less: unamortized original issue discount	(14,700)	(16,126)
Less: unamortized debt issuance costs	(1,726)	(3,867)
Total debt, net	510,706	483,548

Current portion of debt	3,000	17,000
Less: current portion of unamortized original issue discount	—	(4,312)
Less: current portion of unamortized debt issuance costs	—	(1,740)
Total current portion of debt, net	3,000	10,948
Total long-term debt, net	$507,706	$472,600

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement discussed below.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans will be available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions.

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. At December 31, 2021, the balance due was $297.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency rate of 1.00%.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on the earlier of February 8, 2026 and six months prior to maturity of our Debentures due in December 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of December 31, 2021.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of December 31, 2021, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 15 – Commitments and contingencies).

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement, or the 2016 Credit Agreement, with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. The initial term loan borrowings of $340.0 million under the first lien facility and $125.0 million under the second lien facility were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022. The first lien facility and the revolving credit facility were repaid and retired on February 8, 2021 and the second lien facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the 2016 Credit Agreement and the related revolving credit facility.

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At December 31, 2021 and December 31, 2020, the balance due under the Debentures was $229.4 million and $214.5 million, respectively.

The Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

At any time, upon notice as set forth in the Debentures, the Debentures will be redeemable at the Company’s option, in whole or in part, at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued and unpaid interest thereon.

Subject to approval of our stockholders to allow for the full conversion of the Debentures into common stock, the Debentures will be convertible into shares of the common stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2021 and 2020 the Company was in compliance with all Debenture covenants.

Future principal payments, including in kind interest, are as follows (in thousands):

December 31,	Amount
2022	$3,000
2023	3,000
2024	280,310
2025	3,000
Thereafter	285,750
Total	$575,060

The initial term loan borrowings related to the 2021 Credit Agreement were issued at an original issue discount of $6.0 million. The Convertible Debentures were issued at an original discount of $13.7 million. The original issue discount is amortized using the effective yield method over the respective term of each facility or debenture. Accretion of the original issue discount totaled $3.3 million and $3.7 million during the years ended December 31, 2021 and 2020, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The Company incurred term loan facilities closing fees related to the 2021 Credit Agreement of $1.3 million, along with revolver closing fees of $0.7 million. The term loan facilities and revolver closing fees were deferred on February 8, 2021 and are amortized over their respective terms. The Company incurred closing fees related to the Convertible Debentures of $0.9 million which were deferred on December 19, 2019 and are amortized over the term of the debentures. Amortization of debt issuance costs totaled $0.5 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss. A loss on debt extinguishment was recognized related to the closing of the First Lien Facility in the amount of $7.3 million for deferred financing costs and original issue discounts in 2021.

The future amortization of debt issuance costs and original issue discount related to the 2021 Credit Agreement, the Revolving Credit Facility and Convertible Debentures are as follows (in thousands):

December 31,	Amount
2022	$4,400
2023	4,986
2024	5,466
2025	1,429
Thereafter	145
Total	$16,426

Note 8 – Employee benefit plan

The Company’s 401(k) plan covers employees who are at least 21 years of age, have completed one year of employment and worked a minimum of 1,000 hours. Employees may elect to defer a percentage of their salary up to the maximum allowed under the Internal Revenue Service Code. Starting in January 2020, the Company discontinued matching contributions to the 401(k) plan. In 2021, the Company made a one-time profit-sharing contribution to all eligible employees. The one-time contribution was calculated as 4% of highly compensated employees’ and 5% of non-highly compensated employees’ third quarter compensation, up to the maximum allowed under the Internal Revenue Service code. Contributions to the 401(k) plan were $1.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 9 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in February 2021 in the amount of 2,126,451 shares. As of December 31, 2021, 9,626,451 shares of Common Stock were reserved under the 2019 Plan, of which 1,723,630 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Options outstanding, December 31, 2019	514,710	$9.90	10.0
Granted	4,137,750	8.49
Forfeited	(387,186)	8.85
Expired	(4,521)	8.85
Options outstanding, December 31, 2020	4,260,753	$8.46	9.0
Granted	1,415,371	7.88
Exercised	(4,676)	8.00		$1
Forfeited	(496,842)	8.09
Expired	(80,924)	8.16
Options outstanding, December 31, 2021	5,093,682	$8.34	8.4	$24
Options vested and exercisable, December 31, 2021	2,462,298	$8.36	8.1	$-
Options vested and expected to vest, December 31, 2021	5,093,682	$8.34	8.4	$24

(1)	Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Year Ended December 31, 2021	Year Ended December 31, 2020
Total fair value of stock options granted	$2,583	$9,241
Total fair value of options vested	2,911	2,711

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $1.83, and $2.19 during the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021, and 2020 the Company recognized $4.0 million and $3.4 million of stock-based compensation expense in connection with time-based stock options, respectively. As of December 31, 2021 and 2020, there was $4.2 million and $6.4 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of 1.43 and 3.0 years, respectively.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during 2021 and 2020. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employees under both the 2019 Plan:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected volatility	43.22 - 44.61%	37.63 - 41.24%
Expected term (in years)	6.0	6.0
Dividend yield	0%	0%
Risk free interest rate	0.70 - 1.16%	0.30 - 1.43%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2021 and 2020, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.

Stock-based compensation expense

Stock-based compensation expense is included in the Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	December 31,
	2021	2020
Cost of revenues	$1,373	$1,336
General and administrative	1,573	1,198
Research and development	279	268
Sales and marketing	755	633
Total	$3,980	$3,435

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Performance-based restricted stock units

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

Time-based restricted stock units

During the years ended December 31, 2021 and 2020, the Company granted to certain non-employee directors 90,324 and 136,956 stock awards, respectively. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and vest over a one-year or three-year period. Accordingly, the Company recognized the grant-date fair value of the restricted stock units of $0.7 million and $0.4 million as stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the Company’s RSU activity for performance-based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

RSUs
Description	Outstanding
Outstanding at December 31, 2020	1,290,432
Granted	477,263
Vested- non-employee directors awards	(103,622)
Forfeited	(150,181)
Expired	-
Outstanding at December 31, 2021	1,513,892

The Company determined that the achievement of the liquidity event was not probable and therefore no expense was recorded during the year ended December 31, 2021 and 2020.

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

There were no stock issuances during 2021 and 2020, other than pursuant to stock option exercises, and non-employee director RSU vesting during 2021.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the reverse merger transaction, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC are subject to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in our financial statements and continue to be subject to the additional lockup as of December 31, 2021.

Note 11 – Loss per share

Basic loss per common share (“EPS”) is calculated by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period. Due to the Company’s net loss for the years ended December 31, 2021 and 2020, all potential common stock equivalents were anti-dilutive.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes basic and diluted loss per share or the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Basic and diluted loss per share:
Net loss	$(60,543)	$(49,926)
Weighted average common shares outstanding - basic	42,601,745	42,529,017
Dilutive effect of potentially issuable shares	—	—
Weighted average common shares outstanding - diluted	42,601,745	42,529,017
Basic loss per share	$(1.42)	$(1.17)
Dilutive effect of potentially issuable shares	—	—
Diluted loss per share	$(1.42)	$(1.17)
Common share equivalents excluded due to anti-dilutive effect	50,901,006	49,018,827

Note 12 – Foreign currency

The Company had immaterial foreign currency losses that are reflected in “Other expense” on the Company’s Consolidated Statements of Comprehensive Loss for years December 31, 2021 and 2020. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party receivables and payables.

Note 13 – Income taxes

The components of income tax expense for the years ended December 31, 2021 and 2020 are presented below (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Current
Federal	$—	$(712)
State	37	73
Foreign	605	729
Deferred
Federal	345	334
State	794	806
Foreign	(2,228)	(294)
Total income tax (benefit) provision	$(447)	$936

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The actual income tax expense amounts for the years ended December 31, 2021 and 2020 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 21% for 2021 and 2020 to the amounts of loss before income taxes as presented below (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Pre-tax book loss	$(60,990)	$(48,990)

Tax at Federal statutory rate of 21% in 2021 and 2020	(12,808)	(10,288)
State taxes	831	879
Stock based compensation	(49)	3
Foreign rate differential	(944)	(1,223)
Unrecognized tax benefit	-	549
Other adjustments	1,477	1,453
Valuation allowance	11,046	9,563
Total income tax (benefit) provision	$(447)	$936

The domestic and foreign components of loss before income taxes from continuing operations for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Domestic	$(57,135)	$(46,686)
Foreign	(3,855)	(2,304)
Total	$(60,990)	$(48,990)

The tax effects of temporary differences at December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net operating losses and other carryforwards	$43,322	$42,859
Interest expense carryforward	40,295	30,112
Property and equipment	3,710	2,448
Accrued expenses	506	512
Payroll tax deferral	544	1,089
Allowance for doubtful accounts	2,534	1,768
Stock-based compensation	1,741	878
Other	650	540
Deferred tax asset	93,302	80,206
Valuation allowance	(80,449)	(65,228)
Total deferred tax assets, net of valuation allowance	12,853	14,978
Intangible assets	(18,452)	(21,791)
Prepaid expenses	(20)	(107)
Other	(482)	(415)
Deferred tax liability	(18,954)	(22,313)
Net deferred tax liability	$(6,101)	$(7,335)

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2021 and 2020, the Company had tax effected U.S. federal net operating loss carryforwards of approximately $32.5 million and $32.1 million, respectively, of which $7.8 million tax effected, begin to expire in 2024 but approximately $16.5 million, tax effected, begin to expire in 2035 and $8.2 million, tax effected, have no expiration. At December 31, 2021 and 2020, the Company had tax effected state net operating loss carryforwards of approximately $7.2 million and $6.7 million, respectively. The majority of the state tax losses will not begin expiring until 2035 or later. At December 31, 2021 and 2020, the Company also had U.S. tax credit carryforwards of approximately $0.9 million and $0.9 million, respectively. The tax credits will expire in 2022.

The tax effected foreign net operating loss at December 31, 2021 and 2020 is approximately $2.7 million and $3.1 million, respectively, the majority of which has an unlimited carryforward period.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2017. The Company is also subject to examination in various foreign jurisdictions. In material foreign jurisdictions, the statute of limitations ranges one – four years from the filing of a tax return.

The Company has not provided for U.S. income and foreign withholding taxes on approximately $19.0 million of certain foreign subsidiaries' undistributed earnings as of December 31, 2021, because such earnings have been retained and are intended to be indefinitely reinvested outside of the U.S. These earnings could become subject to additional tax, if they were remitted as dividends, loaned to the Company, or if the Company should sell its stock in these foreign subsidiaries. However, it is not practicable to estimate the amount of taxes that would be payable for these earnings because such tax, if any, is dependent on circumstances existing if and when a taxable event occurs.

Valuation Allowance

As of December 31, 2021 and 2020, the Company had a valuation allowance of $80.4 million and $65.2 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2021 is primarily related to operating losses incurred during the year and the limitation on deductibility of interest expense. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized; the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations. The U.S. federal and foreign changes to valuation allowance of approximately $11.0 million is presented in the effective tax rate reconciliation as part of the valuation allowance. The U.S. state changes to valuation allowance of approximately $4.9 million is presented as part of the state taxes in the effective tax rate reconciliation. As of December 31, 2021, there is approximately ($0.3) million of valuation allowance movement that is attributable to translation adjustment and ($0.4) million of valuation allowance included in the effective tax rate reconciliation as part of the adjustments.

A summary of the deferred tax asset valuation allowance is as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning Balance	$65,228	$51,895
Additions	15,650	14,149
Reductions	(429)	(816)
Ending Balance	$80,449	$65,228

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Uncertain Tax Positions

As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits was $1.0 million that would favorably impact the Company’s effective income tax rate if realized. However, due to the Company’s determination that the deferred tax asset would not more-likely-than-not be realized, a full valuation allowance would be recorded if the unrecognized tax benefits were realized. The Company’s uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts. There was no change to the uncertain tax position liability during the year.

Note 14 – Severance and retention

Primarily in connection with the Company’s continued integration and realignment efforts following the 2016 acquisition of Kroll Ontrack, LLC, the Company recorded severance and retention expense of $1.2 million and $2.5 million during the years ended December 31, 2021 and 2020, comprised of employee severance and other employee-related costs associated with a reduction in workforce of 27 and 39 employees for 2021 and 2020, respectively. Severance and retention expense are included in the Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Costs of revenues	$57	$950
General and administrative	469	469
Sales and marketing	679	1,076
Research and development	—	8
Total	$1,205	$2,503

The activity and balance of severance-related liabilities, which are recorded within Accounts payable and accrued expense in our Consolidated Balance Sheet are as follows (in thousands):

Balance at December 31, 2019	$358
Payments	(1,395)
Expense	2,503
Balance at December 31, 2020	$1,466
Payments	(2,228)
Expense	1,205
Balance at December 31, 2021	$443

Note 15 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of December 31, 2021. The Company has two letters of credit totaling $0.6 million as additional security for lease guarantees related to leased properties.

Note 16 – Related parties

As of December 31, 2021, $114.7 million including paid-in kind interest of the Company’s Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the years ended December 31, 2021 and December 31, 2020, the Company recognized $12.9 million and $12.1 million in interest expense, respectively related to the amounts owned by the MGG Investment Group.

Note 17 – Subsequent events

The Company has evaluated subsequent events through March 17, 2022, the date on which these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2021.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to the Company’s status as an emerging growth company.  See “Business—Implications of being an emerging growth company and smaller reporting company.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference from the information contained in our 2022 Proxy Statement to be filed with the SEC, on or before May 2, 2022, in connection with the solicitation of proxies for our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) under the sections entitled “Proposal 1: Election of Directors,” “Corporate Governance and Board Matters,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Director Compensation.” Information concerning compliance with Section 16(a) of the Exchange Act, as applicable, will appear under the caption “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021, with respect to our equity compensation plans under which common stock is authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders (1)	6,607,574	(2)	$8.34	(3)	2,973,630	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)	Consists of the 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“ESPP”).
(2)	Includes 5,093,682 outstanding options to purchase stock under the 2019 Plan and 1,513,892 restricted stock units that were outstanding under the 2019 Plan as of December 31, 2021.
(3)	Represents the weighted-average exercise price of outstanding options under the 2019 Plan.
(4)

As of December 31, 2021, a total of 2,973,630 shares of Common Stock were available for issuance, consisting of 1,723,630 shares under the 2019 Plan and 1,250,000 shares under the ESPP. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in February 2021 in the amount of 2,126,451 shares. Pursuant to the terms of the ESPP, the number of shares of Common Stock available for issuance under the ESPP automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of (a) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. Our Board of Directors determined that the number of shares available for issuance under the ESPP would not increase on January 1, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions,” “Policies and Procedures for Related Party Transactions,” and “Related Person Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Fees Paid to Independent Registered Public Accounting Firm.”

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
2.1^

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
4.5

Securities Purchase Agreement, dated as of December 16, 2019, by and among Pivotal Acquisition Corp. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2019)

4.6*	First Amendment to the Securities Purchase Agreement, dated as of November 19, 2021 by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and the Purchasers named therein
4.7

Registration Rights Agreement, dated December 19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed December 26, 2019)

4.8	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K, filed on March 18, 2021)
10.1†	KLDiscovery Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 26, 2019)
10.2†

Employment Agreement, dated as of September 30, 2011, between LDiscovery, LLC and Christopher Weiler (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No.  333-232238) filed June 21, 2019)

10.3†

Offer Letter, dated as of September 30, 2006, between LegisDiscovery, LLC and Krystina Jones (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No.  333-232238) filed June 21, 2019)

10.4†

Offer Letter, dated as of August 25, 2017, between KrolLDiscovery and Dawn Wilson (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (File No.  333-232238) filed June 21, 2019)

10.5†

KLDiscovery Inc. 2019 Incentive Award Plan – Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-232238) filed September 16, 2019)

10.6†

KLDiscovery Inc. 2019 Incentive Award Plan – Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-232238) filed September 16, 2019)

10.7†	KLDiscovery Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed December 26, 2019)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed December 26, 2019)
10.9

Stockholders’ Agreement, dated December 19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed December 26, 2019)

10.10

Amendment to Stockholders’ Agreement, dated March 23, 2020, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE I AIV, LP, a partnership, and Revolution Growth III, LP, and certain other signatories thereto (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K, filed March 18, 2021)

10.11

Second Amendment to Stockholders’ Agreement, dated February 2, 2021, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE I AIV, LP, a partnership, and Revolution Growth III, LP, and certain other signatories thereto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K, filed March 18, 2021)

10.12†

KLDiscovery Inc. Non-Employee Director Compensation Program (as amended and restated effective as of June 15, 2021) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 12, 2021)

10.13†

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.14†

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.15†

Executive Severance and Novation Agreement, dated September 30, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.16†#

Kroll Discovery 2018 Legal Technology Sales Commission Plan, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.17†#

KLDiscovery (January-December 2018) Sales Commission Plan Sales Performance Addendum, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.18†#

KLDiscovery 2020 Americas Legal Technology Sales Commission Plan, by and between KLDiscovery, Inc. and Krystina Jones (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.19†#

KLDiscovery 2020 Sales Commission Plan Sales Performance Addendum, by and between KLDiscovery, Inc. and Krystina Jones (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.20†*#	KLDiscovery 2020 Sales Commission Plan Sales Performance Second Addendum dated as of October 25, 2021 by and between KLDiscovery Inc. and Krystina Jones

10.21#

Software License Agreement dated as of December 24, 2020 by and between LDiscovery LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K, filed March 18, 2021)

10.22*#	First Amendment to the Software License Agreement dated as of July 21, 2021 by and between LDiscovery LLC and Relativity ODA LLC
10.23*#	Second Amendment to the Software License Agreement dated as of October 22, 2021 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC
10.24*#	Third Amendment to the Software License Agreement dated as of January 1, 2022 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC
10.25

Credit Agreement, dated as of February 8, 2021, by and among LD Lower Holdings Inc., LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, each L/C Issuer party thereto and Wilmington Trust National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 8, 2021)

10.26†	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.27†	Pay Change Letter, dated June 15 2021, by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.28†	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 12, 2021)
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Submitted electronically herewith.
^

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Certain confidential information contained in this agreement has been omitted in reliance on Item 601(b)(10)(iv).
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2022.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher J. Weiler	Chief Executive Officer (Principal Executive Officer)	March 17, 2022
Christopher J. Weiler

/s/ Dawn Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2022
Dawn Wilson

/s/ Donna Morea	Chair of the Board	March 17, 2022
Donna Morea

/s/ Ian Fujiyama	Director	March 17, 2022
Ian Fujiyama

/s/ Kevin Griffin	Director	March 17, 2022
Kevin Griffin

/s/ Evan Morgan	Director	March 17, 2022
Evan Morgan

/s/ Lawrence Prior III	Director	March 17, 2022
Lawrence Prior III

/s/ Arjun Shah	Director	March 17, 2022
Arjun Shah

/s/ Lauren Tanenbaum	Director	March 17, 2022
Lauren Tanenbaum

/s/ Richard Williams	Director	March 17, 2022
Richard Williams