Form 10-Q
period 2022-03-31
KLDiscovery Inc.
filed 2022-05-12
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 42,701,216 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Current assets
Cash and cash equivalents	$38,403	$46,468
Accounts receivable, net of allowance
for doubtful accounts of $8,573 and $9,774, respectively	98,950	93,273
Prepaid expenses	15,678	9,669
Other current assets	1,070	1,133
Total current assets	154,101	150,543
Property and equipment
Computer software and hardware	72,719	73,677
Leasehold improvements	26,564	26,796
Furniture, fixtures and other equipment	2,819	3,064
Accumulated depreciation	(82,066)	(81,261)
Property and equipment, net	20,036	22,276
Intangible assets, net	56,245	59,291
Goodwill	394,226	395,759
Other assets	8,395	8,535
Total assets	$633,003	$636,404
Current liabilities
Current portion of long-term debt, net	$3,000	$3,000
Accounts payable and accrued expense	32,828	27,067
Current portion of contingent consideration	655	646
Deferred revenue	3,497	4,800
Total current liabilities	39,980	35,513
Long-term debt, net	510,301	507,706
Deferred tax liabilities	6,957	6,772
Other liabilities	8,533	8,559
Total liabilities	565,771	558,550
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,701,216 and 42,684,549 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	387,126	386,028
Accumulated deficit	(325,547)	(315,967)
Accumulated other comprehensive income	5,649	7,789
Total stockholders' equity	67,232	77,854
Total liabilities and stockholders' equity	$633,003	$636,404

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Revenues	$81,898	$75,450
Cost of revenues	43,272	37,422
Gross profit	38,626	38,028
Operating expenses
General and administrative	16,525	15,440
Research and development	3,068	2,171
Sales and marketing	10,844	9,457
Depreciation and amortization	4,914	7,641
Total operating expenses	35,351	34,709
Income from operations	3,275	3,319
Other expenses
Other expense	—	14
Change in fair value of Private Warrants	(191)	(1,969)
Interest expense	12,691	12,257
Loss on debt extinguishment	—	7,257
Loss before income taxes	(9,225)	(14,240)
Income tax provision	355	616
Net loss	$(9,580)	$(14,856)
Other comprehensive loss, net of tax
Foreign currency translation	(2,140)	(2,462)
Total other comprehensive loss, net of tax	(2,140)	(2,462)
Comprehensive loss	$(11,720)	$(17,318)
Net loss per share - basic and diluted	$(0.22)	$(0.35)
Weighted average shares outstanding - basic and diluted	42,686,216	42,532,915

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	1,098	—	—	1,098
Stock issued in exchanges for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(2,140)	(2,140)
Net loss	—	—	—	(9,580)	—	(9,580)
Balance as of March 31, 2022	42,701,216	$4	$387,126	$(325,547)	$5,649	$67,232

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2020	42,529,017	$4	$385,387	$(255,424)	$12,254	$142,221
Share-based compensation	—	—	1,003	—	—	1,003
Exercise of stock options	4,465	—	34	—	—	34
Stock issued in exchange for vested units	16,666	—	—	—	—	—
Private warrants	—	—	(3,810)	—	—	(3,810)
Foreign exchange translation	—	—	—	—	(2,462)	(2,462)
Net loss	—	—	—	(14,856)	—	(14,856)
Balance as of March 31, 2021	42,550,148	$4	$382,614	$(270,280)	$9,792	$122,130

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities
Net loss	$(9,580)	$(14,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,850	9,816
Non-cash interest	4,860	4,815
Loss on extinguishment of debt	—	7,257
Stock-based compensation	1,062	978
Provision for losses on accounts receivable	827	972
Deferred income taxes	185	342
Change in fair value of contingent consideration	9	19
Change in fair value of Private Warrants	(191)	(1,969)
Changes in operating assets and liabilities:
Accounts receivable	(6,822)	(680)
Prepaid expenses and other assets	(6,190)	(5,087)
Accounts payable and accrued expenses	5,631	(2,986)
Deferred revenue	(1,287)	(1,436)
Net cash used in operating activities	(3,646)	(2,815)
Investing activities
Purchases of property and equipment	(2,968)	(3,088)
Net cash used in investing activities	(2,968)	(3,088)
Financing activities
Proceeds for exercise of stock options	—	34
Payments for capital lease obligations	(531)	(285)
Debt acquisition costs	—	(2,031)
Proceeds long-term debt, net of original issue discount	—	294,000
Retirement of debt	—	(289,000)
Payments on long-term debt	(750)	—
Net cash (used in) provided by financing activities	(1,281)	2,718
Effect of foreign exchange rates	(170)	(208)
Net decrease in cash	(8,065)	(3,393)
Cash at beginning of period	46,468	51,201
Cash at end of period	$38,403	$47,808
Supplemental disclosure:
Cash paid for interest	$7,876	$12,232
Net income taxes paid (refunded)	$60	$(591)
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$1	$682

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022 and 2021

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company,” “we” or “us”) is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 19 countries around the world. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in McLean, Virginia. The Company has 31 locations in 19 countries, as well as 9 data centers and 17 data recovery labs globally.

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

Principles of consolidation

The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of KLDiscovery and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial and risk factor information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we previously filed with the Securities and Exchange Commission (the “SEC”).

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Although actual results could differ from those estimates, management does not believe that such differences would be material.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three months ended March 31, 2022 and 2021, the Company did not have a single customer that represents ten percent (10%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $14.1 million and $14.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $25.4 million and $25.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

Accounts receivable

Accounts receivable are recorded at the original invoice amount less an estimate for doubtful receivables based on a review of outstanding amounts monthly. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history. Accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

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

Depreciation expense totaled $2.4 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively, and includes amortization of assets recorded under capital leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $15.6 million and $14.7 million, net of accumulated amortization, as of March 31, 2022 and December 31, 2021, respectively.

Upon the adoption of Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, (“ASU 2018-15”) during the fourth quarter of 2021, capitalized implementation costs of cloud computing arrangements are included in both Prepaid expense and Other assets in the Company’s Consolidated Balance Sheet and totaled $1.5 million and $4.9 million as of March 31, 2022 and $1.5 million and $5.1 million as of December 31, 2021, respectively.  In addition, the amortization costs for the capitalized implementation cost related to cloud computing arrangements are now included in General and administrative expense in the Company’s Condensed Consolidated Statement of Comprehensive Loss and total

$0.4 million for the three months ended March 31, 2022. Cash flows associated with the capitalized implementation cost related to cloud computing arrangements, previously recorded as part of Cash from investing activities, are now included in cash flows used by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows and total $0.3 million for the three months ended March 31, 2022.

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

Amortization expense totaled $5.0 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively; $2.5 million and $2.2 million of which was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1, 2021 testing date, the Company determined there is one reporting unit.

Management concluded that there was no impairment of goodwill and intangible assets during the three months ended March 31, 2022.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt are presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to revolving and unfunded term debt are presented in the Condensed Consolidated Balance Sheets within “Other assets.”

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

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 (in thousands):

	2022 Q1			2021 Q1
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$66,240	$6,117	$72,357	$58,329	$5,405	$63,734
Data Recovery	9,541	—	9,541	11,716	—	11,716
Total revenue	$75,781	$6,117	$81,898	$70,045	$5,405	$75,450

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

The Company generates the majority of its revenues by providing Legal Technology services to our clients. Most of the Company’s eDiscovery service contracts are time and materials types of arrangements.

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

Accounting Standards Not Yet Adopted

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and has elected to take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This means the Company’s consolidated financial statements may not be comparable to other public companies due to the differences in accounting standards being applied. The effective dates shown below reflect the election to use the extended transition period.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. This standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and the Company is currently evaluating the impact that Topic 842 will have on its consolidated financial statements.

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

Note 2 – Correction of an immaterial error

On April 12, 2021, the SEC Staff issued a “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Staff Statement”). The Company evaluated the SEC Staff Statement and determined that its Private Warrants (as defined in Note 3), which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss.

In accordance with Financial Accounting Standards Board ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Because these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. The Company recognized the cumulative effect of the error on prior periods by recording during the three months ended and as of, March 31, 2021, (i) $2.0 million of income in the Condensed Consolidated Statements of Comprehensive Loss to reflect the cumulative decrease in the fair value of the Private Warrants liabilities, (ii) a warrant liability of $1.8 million in the Condensed Consolidated Balance Sheet and (iii) a decrease in additional paid-in capital of $3.8 million in the Condensed Consolidated Balance Sheet.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $0.7 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $1.7 million and $1.8 million as of March 31, 2022 and 2021, respectively.

To estimate the fair value of the Private Warrants as of December 31, 2021 and March 31, 2022, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

December 31, 2021 & March 31, 2022

Expected volatility	27.00%
Expected term (in years)	2.94
Risk free interest rate	0.96%
Dividend yield	0.00%
Exercise Price	$11.50
Fair value of Common Stock	$6.80

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended March 31, 2022 and December 31, 2021 (in thousands):

Balance at December 31, 2020	$920
Private Warrants	3,810
Change in fair value of Private Warrants	(1,969)
Change in fair value of contingent consideration	(275)
Balance at December 31, 2021	2,486
Change in fair value of Private Warrants	(191)
Change in fair value of contingent consideration	9
Balance at March 31, 2022	$2,304

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

Rent expense totaled $2.8 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

For periods subsequent to March 31, 2022, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

	Capital Leases	Operating Leases
2022 (9 months)	$1,350	$6,417
2023	1,057	8,032
2024	—	6,880
2025	—	3,457
2026	—	1,860
Thereafter	—	692
Total	$2,407	$27,338
Less interest on lease obligations	(138)
	2,269
Less current portion	(1,452)
Non-current portion	$817

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	March 31, 2022	December 31, 2021
Convertible Debenture notes	231,676	229,382
2021 Credit Agreement	297,000	297,750
Total debt	528,676	527,132
Less: unamortized original issue discount	(13,760)	(14,700)
Less: unamortized debt issuance costs	(1,615)	(1,726)
Total debt, net	513,301	510,706

Current portion of debt	3,000	3,000
Less: current portion of unamortized original issue discount	—	—
Less: current portion of unamortized debt issuance costs	—	—
Total current portion of debt, net	3,000	3,000
Total long-term debt, net	$510,301	$507,706

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of March 31, 2022.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of March 31, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement, or the 2016 Credit Agreement, with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. The initial term loan borrowings of $340.0 million under the first lien facility and $125.0 million under the second lien facility were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022. The first lien facility and the revolving credit facility were repaid and retired on February 8, 2021 and the second lien facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment of $7.3 million during the three months ended March 31, 2021 in connection with the retirement of the first lien facility and the revolving credit facility.

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At March 31, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $231.7 million and $229.4 million, respectively.

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

The Debentures are convertible into shares of Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. We are seeking stockholder approval of the conversion of the Debentures into common stock at our 2022 Annual Meeting of Stockholders. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2022, the Company was in compliance with all Debenture covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”).  The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in 2021. As of March 31, 2022, 11,760,678 shares of Common Stock were reserved under the 2019 Plan, of which 2,713,118 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2021	5,093,682	$8.34	8.4	$24
Granted	1,130,850	6.00
Exercised	—	—
Forfeited	(27,829)	8.29
Expired	(24,633)	8.48
Options outstanding, March 31, 2022	6,172,070	$7.91	8.4	$5
Options vested and exercisable, March 31, 2022	2,777,689	$8.32	7.9	$5
Options vested and expected to vest, March 31, 2022	6,172,070	$7.91	8.4	$5

(1)	Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total fair value of stock options granted	$2,884	$2,125
Total fair value of options vested	609	18

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire 10 years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $2.55, and $1.79, during the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, and 2021 the Company recognized $1.1 million and $1.0 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of March 31, 2022, there was $6.2 million of unrecognized stock-based compensation expense related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of two years.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the three months ended March 31, 2022 and 2021. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Expected volatility	42.90%	44.61%
Expected term (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.62%	0.70%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three months ended March 31, 2022 and 2021, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

•	Dividend yield – The Company has never declared or paid dividends and does not have any plans to do so in the foreseeable future.
•	Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resemble the expected life of the option.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cost of revenues	$351	$342
General and administrative	408	396
Research and development	103	64
Sales and marketing	200	176
Total	$1,062	$978

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

Time-based restricted stock units

The Company grants certain non-employee directors time-based restricted stock units in satisfaction of their annual retainer payments. These units vest over a one-year or three-year period. During the three months ended March 31, 2022 and 2021, the Company recognized the grant-date fair value of the restricted stock units of $0.2 million and $0.2 million as stock-based compensation expense, respectively. During the three months ended March 31, 2022 and 2021, the Company made no new grants of time-based restricted stock units to its non-employee directors.

The following table summarizes the Company’s RSU activity for performance-based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Balance at December 31, 2021	1,513,892
Granted	13,889
Vested - non-employee director awards	(16,667)
Forfeited	(12,986)
Expired	—
Balance at March 31, 2022	1,498,128

The Company determined the achievement of the liquidity event was not probable and therefore no expense related to the performance based awards was recorded during the three months ended March 31, 2022 and 2021.

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

There were no stock issuances during the three months ended March 31, 2022 and 2021, other than pursuant to stock option exercises and vesting of non-employee director RSUs.

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

Each Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. If Private Warrants are held by the initial purchaser of the Private Warrant or certain permitted transferees, the purchase can occur on a cashless basis. The Warrants will expire on December 19, 2024 or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants except that the Private Warrants will be exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of Common Stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the Common Stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of Common Stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of March 31, 2022.

Note 8 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $0.4 million and $0.6 million, respectively, resulting in an effective tax rate of (4.3)% and (4.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, state taxes and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of March 31, 2022.

The Company has two letters of credit totaling $0.6 million as of March 31, 2022 as additional security for lease guarantees related to leased properties.

Note 10 – Related parties

As of March 31, 2022, $115.8 million, including paid-in kind interest of the Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended March 31, 2022 and 2021, the Company recognized $3.4 million and $3.1 million in interest expense, respectively, related to Debentures owned by the MGG Investment Group.

Note 11 – Subsequent events

The Company has evaluated subsequent events since the date on which these financial statements were issued through the date on which this Quarterly Report on Form 10-Q was filed, and identified the item below for disclosure:

On April 7, 2022 the Company issued an additional 463,000 performance based restricted stock units to its employees under the 2019 Plan. The units will vest over a three-year time period based on the achievement of certain revenue targets and continued service with the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and management’s plans and objectives for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

•	potential failure to comply with privacy and information security regulations governing the client datasets that we process and store;
•	the outbreak of disease or similar public health threat, such as COVID-19;
•	the ability to operate in highly competitive markets, and potential adverse effects of this competition;
•	risk of decreased revenues if we do not adapt our pricing models;
•	the ability to attract, motivate and retain qualified employees, including members of our senior management team;
•	the ability to maintain a high level of client service and expand operations;
•	potential issues with our product offerings that could cause legal exposure, reputational damage and an inability to deliver services;
•	the ability to develop and successfully grow revenues from new products such as Nebula, improve existing products and adapt our business model to keep pace with industry trends;
•	risk that our products and services fail to interoperate with third-party systems;
•	potential unavailability of third-party technology that we use in our products and services;
•	potential disruption of our products, offerings, website and networks;
•	difficulties resulting from our implementation of new consolidated business systems;
•	the ability to deliver products and services following a disaster or business continuity event;
•	potential unauthorized use of our products and technology by third parties and/or data security breaches and other incidents;
•	potential intellectual property infringement claims;
•	the ability to comply with various trade restrictions, such as sanctions and export controls, resulting from our international operations;
•	consequences of our substantial levels of indebtedness;
•	potential impairment charges related to goodwill, identified intangible assets and fixed assets;
•	impacts of laws and regulations on our business;
•	potential litigation and regulatory proceedings involving us;
•	expectations regarding the time during which we will be an emerging growth company or smaller reporting company;
•	the potential liquidity and trading of our public securities; and
•	other risks and uncertainties indicated in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q and in any document incorporated by reference are based on current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” “KLDiscovery Inc.” or “LD Topco, Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. As a result of Pivotal Acquisition Corp.’s acquisition of the outstanding shares of LD Topco, Inc. via a reverse capitalization (the “Business Combination”), (i) KLDiscovery Inc.’s consolidated financial results for periods prior to December 19, 2019 reflect the financial results of LD Topco, Inc. and its consolidated subsidiaries, as the accounting predecessor to KLDiscovery Inc., and (ii) for periods from and after this date, KLDiscovery Inc.’s financial results reflect those of KLDiscovery Inc. and its consolidated subsidiaries (including LD Topco, Inc. and its subsidiaries) as the successor following the Business Combination. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three months ended March 31, 2022.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

Overview

KLD is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance agencies and individuals. We provide technology solutions to help our clients solve complex legal, regulatory and data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with 31 locations in 19 countries, as well as 9 data centers and 17 data recovery labs globally. Our integrated proprietary technology solutions enable the efficient and accurate collection, processing, transmission, review and/or recovery of complex and large-scale enterprise data. In conjunction with proprietary technology, we provide immediate expert consultation and 24/7/365 support wherever a customer is located worldwide, which empowers us to become a “first-call” partner for mission-critical, time-sensitive, or nuanced eDiscovery and data recovery challenges. We are continuously innovating to provide a more reliable, secure and seamless experience when tackling various “big data” volume, velocity, and veracity challenges. A key example of our purpose-built innovation is Nebula, our flagship, end-to-end artificial intelligence/machine learning, or AI/ML, powered solution that serves as a singular platform of engagement for legal data.

Key factors affecting our performance

Our operating results, financial performance and future growth will depend on a variety of factors, including, among others, maintaining our history of product innovation, increasing adoption of Nebula, maintaining and growing our client base while driving greater penetration, growth in the number of our matters, particularly large matters and establishing our partner channel for Nebula. Some of the more important factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 17, 2022 (our “Annual Report”), as supplemented by the additional discussion below. In addition, as discussed below, the COVID-19 pandemic has impacted our operating results.

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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	March 31,
	2022	2021
Legal Technology clients	5,563	5,294
Nebula clients	1,293	988

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	March 31,
	2022	2021
Legal Technology matters	7,877	7,660
Nebula matters	1,009	817

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. During the three months ended March 31, 2022 and 2021, respectively, 48%, and 40% of Legal Technology revenue was produced by matters that generated revenues of greater than $500,000, and 79% and 74% of our Legal Technology revenue was produced by matters that generated revenues of greater than $100,000 during the relevant period.

Legal Technology net revenue retention

We calculate our Legal Technology net revenue retention rate by dividing (1) total Legal Technology revenue in the twelve-month period from accounts that generated Legal Technology revenue during the corresponding immediately preceding twelve month period by (2) total Legal Technology revenue in the immediately preceding twelve month period generated from those same accounts. Our Legal Technology net revenue retention rate includes revenue from use of Nebula.

	Twelve Months Ended March 31,
	2022	2021
Legal Technology net revenue retention	109%	84%

For the three months ended March 31, 2022 and 2021, our Legal Technology revenue was $72.4 million and 63.7 million, respectively, and our data recovery revenue was $9.5 million and $11.7 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to frequency of matters, client upsell, cross-sell, and churn. During 2020 and 2021, the COVID-19 pandemic impacted our Legal Technology net revenue retention rate, as it impacted the rest of our business, as certain accounts experienced a slowdown in the number and frequency of matters. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the three months ended March 31, 2022 and 2021, our Legal Technology revenue was $72.4 million and 63.7 million, respectively, and our data recovery revenue was $9.5 million and $11.7 million, respectively. For the three months ended March 31, 2022 and 2021, Legal Technology revenue from our technology solutions other than Nebula was $66.2 million and $58.3 million respectively, and revenue from for Nebula was $6.1 million and $5.4 million, respectively. Additionally, we generally have longstanding relationships with our clients and for the three months ended March 31, 2022 and 2021, no single client accounted for more than ten percent of our revenues.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. We intend to continue to increase our investment in research and development to further develop our proprietary technology and support further penetration and adoption of our offering, including our end-to-end Nebula platform, including through hiring additional personnel. We expect these investments to cause research and development expense to increase in 2022 versus 2021, and thereafter anticipate research and development expense normalizing as a percentage of revenues. We also intend to significantly increase our investment in sales and marketing through the end of 2022 in connection with an expected increase in headcount. The anticipated long-term benefits from these investments are expected to increase revenues, which is also expected to slightly decrease sales and marketing expense as a percentage of revenue over time. We also expect general and administrative expense to decrease slightly as a percentage of revenue over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

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

Our management believes EBITDA and Adjusted EBITDA reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, equity compensation, acquisition and transaction costs, restructuring costs, and systems establishment costs which are incurred outside the ordinary course of our business, provides information about our cost structure and helps us to track our operating progress. We encourage investors and potential investors to carefully review our U.S. GAAP financial measures and compare them with our EBITDA and adjusted EBITDA. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

For the three months ended March 31, 2022 compared with the three months ended March 31, 2021

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Revenues	$81.9	$75.4
Cost of revenues	43.3	37.4
Gross profit	38.6	38.0
Operating expenses	35.4	34.7
Income from operations	3.2	3.3
Interest expense	12.7	12.3
Change in fair value of Private Warrants	(0.2)	(2.0)
Loss on debt extinguishment	—	7.2
Loss before income taxes	(9.2)	(14.2)
Income tax provision	0.4	0.6
Net loss	(9.6)	(14.8)
Total other comprehensive income, net of tax	(2.1)	(2.5)
Comprehensive loss	(11.7)	(17.3)

Adjusted EBITDA

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net Loss	$(9.6)	$(14.8)
Interest expense	12.7	12.3
Income tax provision	0.4	0.6
Extinguishment of debt	-	7.2
Depreciation and amortization expense	7.8	9.8
EBITDA (1)	$11.3	$15.1
Acquisition, financing and transaction costs	1.4	0.8
Stock compensation and other	1.1	1.0
Change in fair value of Private Warrants	(0.2)	(2.0)
Restructuring costs	0.1	0.1
Systems establishment	0.4	0.4
Adjusted EBITDA (1)	$14.1	$15.4

(1)   EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $6.5 million, or 8.6%, to $81.9 million for the three months ended March 31, 2022 as compared to $75.5 million for the three months ended March 31, 2021. This increase is due to an increase in Legal Technology revenue of $8.6 million, resulting from an increase of $7.9 million from our technology solutions other than Nebula and an increase of $0.7 million from Nebula, partially offset by a decrease in data recovery revenue of $2.2 million. The increase in Legal Technology revenue is due to a higher volume of litigation.

Cost of Revenues

Cost of revenues increased by $5.9 million, or 15.8%, to $43.3 million for the three months ended March 31, 2022 as compared to $37.4 million for the three months ended March 31, 2021. This increase is primarily due to increased wages of approximately $4.1 million for document reviewers due to increased managed review revenue, increased software costs of $0.5 million and increased payroll taxes of $0.3 million. In addition, amortization expense increased by $0.4 million as internally developed software intangible assets were placed into service. As a percentage of revenue, our cost of revenues for the three months ended March 31, 2022 increased to 52.9% as compared to 49.6% for the three months ended March 31, 2021, and was due to the factors noted above.

Gross Profit

Gross profit increased by $0.6 million, or 1.6%, to $38.6 million for the three months ended March 31, 2022 as compared to $38.0 million for the three months ended March 31, 2021. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended March 31, 2022 decreased to 47.1% as compared to 49.6% for the three months ended March 31, 2021, and was due to the cost of revenues increases noted above.

Operating Expenses

Operating expenses increased by $0.7 million, or 2.0%, to $35.4 million for the three months ended March 31, 2022 as compared to $34.7 million for the three months ended March 31, 2021. This increase is the result of an increase in wages of $1.1 million due to increased development headcount, an increase of $0.7 million in vacated lease costs, increased commissions of $0.6 million, increased payroll benefits of $0.2 million, an increase in contract labor costs of $0.2 million, an increase in marketing costs of $0.2 million, an increase of $0.1 million for recruiting, an increase of $0.1 million in software expense, and an increase of $0.1 million in travel expense. These increases were partially offset by a $2.7 million decrease in depreciation and amortization expense. As a percentage of revenue, our operating expenses for the three months ended March 31, 2022 decreased to 43.2% as compared to 46.0% for three months ended March 31, 2021.

Interest Expense

Interest expense increased by $0.4 million, or 3.3%, to $12.7 million for the three months ended March 31, 2022 as compared to $12.3 million for the three months ended March 31, 2021. This increase is primarily due to an increase in outstanding debt partially offset by lower interest rates on the refinanced First Lien Facility (as defined below) due to the refinancing discussed below in the Liquidity and Capital Resources section.

Loss on Debt Extinguishment

For the three months ended March 31, 2021, we incurred a loss on debt extinguishment of $7.2 million in connection with the retirement of the first lien facility and the revolving credit facility under the credit agreement entered into in 2016. There were no such losses in the three months ended March 31, 2022.

Change in Fair Value of Private Warrants

During the first quarter of 2021, the Company determined that its Private Warrants, which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period. For the three months ended March 31, 2022 and 2021, we recorded an adjustment to the Private Warrants liability of $0.2 million and $2.0 million, respectively.

Income Tax Provision

During the three months ended March 31, 2022 and 2021, the Company recorded income tax provisions of $0.4 million and $0.6 million, respectively, resulting in an effective tax rate of (4.3)% and (4.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the three months ended March 31, 2022 was $(9.6) million compared to $(14.8) million for the three months ended March 31, 2021. Net loss decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of March 31, 2022, we had $38.4 million in cash compared to $46.5 million as of December 31, 2021. As of March 31, 2022, we had $510.3 million of outstanding borrowings compared to $507.7 million as of December 31, 2021. We expect to finance our operations in the short- and long-term, primarily through existing cash balances and cash flow from operating activities.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of March 31, 2022.

Revolving Credit Loans

The 2021 Credit Agreement also provides for the Revolving Credit Loans pursuant to an unfunded revolver commitment for borrowing up to $40.0 million. As of March 31, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

2016 Credit Agreement and Revolving Credit Facility

On December 9, 2016, certain subsidiaries of the Company entered into a credit agreement, or the 2016 Credit Agreement, with a group of lenders to establish term loan facilities and a revolving line of credit for borrowings by LD Intermediate, Inc. and LD Lower Holdings, Inc. The initial term loan borrowings of $340.0 million and the second lien facility of $125.0 million were to mature on December 9, 2022 and December 9, 2023, respectively. The 2016 Credit Agreement also provided for an unfunded revolver commitment for borrowing up to $30.0 million, maturing on June 9, 2022. The initial term loan and the revolving credit facility were repaid and retired on February 8, 2021 and the second lien facility was repaid on December 19, 2019. The Company incurred a loss on debt extinguishment of $7.3 million during the three months ended March 31, 2021 in connection with the retirement of the first lien facility and the revolving credit facility.

Convertible Debentures

On December 19, 2019, the Company issued Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At March 31, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $231.7 million and $229.4 million, respectively.

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

The Debentures are convertible into shares of Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. We are seeking stockholder approval of the conversion of the Debentures into common stock at our 2022 Annual Meeting of Stockholders. However, in the event the Company elects to redeem any Debentures, the holders have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2022, the Company was in compliance with all Debenture covenants.

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash (used in) provided by:
Operating activities	$(3,646)	$(2,815)
Investing activities	$(2,968)	$(3,088)
Financing activities	$(1,281)	$2,718
Effect of foreign exchange rates	$(170)	$(208)
Net decrease in cash	$(8,065)	$(3,393)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $3.6 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in net cash used is due to a decrease in non-cash items of $7.9 million, partially offset by a higher net loss of $5.3 million and an increase in cash used for working capital of $1.8 million. The increase in cash used for working capital for the period is primarily due to an $8.9 million increase in cash used in accounts payable and accrued expenses offset by $6.1 million increase in cash provided by accounts receivable driven by the increase in revenue, and a $1.1 million increase in cash used to settle outstanding prepaid expenses and other assets, including $0.7 million reclassification of capitalized implementation costs related to cloud computing agreements after the implementation of ASU 2018-15. Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2022 as compared to net cash used in investing activities of $3.1 million for the three months ended March 31, 2021. The decrease in cash used is due to $0.7 million of capitalized implementation costs related to cloud computing agreements in the prior year that are classified in operating cash flows in the current year as a result of the implementation of ASU 2018-15, partially offset by a $0.6 million increase in purchases of property and equipment.

Cash Flows Used in/Provided by Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $1.3 million, related to the payments of long-term debt of $0.8 million and capital lease obligations of $0.5 million. For the three months ended March 31, 2021, net cash provided by financing activities was $2.7 million and included the proceeds of long-term debt, net of original discount of $294.0 million, offset by the retirement of long-term debt of $289.0 million, debt acquisition costs of $2.0 million, and capital lease obligations of $0.3 million.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2022.

Recent Accounting Pronouncements

There were no changes to our recent accounting pronouncements from those described in our Annual Report.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. There were no changes to our critical accounting policies from those described in our Annual Report.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at March 31, 2022 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended March 31, 2022 and 2021, we generated the equivalent of $14.1 million and $15.0 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.1 million and $0.1 million for each of the three months ended March 31, 2022 and 2021.

We do not currently hedge our exchange rate exposure.

Item 4.     Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be timely disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management in a timely fashion. We recognize that the effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. In addition, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management is necessarily required to use judgment in evaluating the effectiveness of our controls and procedures and the information disclosed to management thereunder.

In the ordinary course of business, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, periodically reviews and evaluates the effectiveness of our internal control over financial reporting and makes changes, if appropriate, to our disclosure controls and procedures to improve such controls and increase efficiency, seeking to ensure that we maintain an effective internal control environment. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and reported to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material changes in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

Item 6.     Exhibits.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019)
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019)
10.1 #

Third Amendment to the Software License Agreement dated as of January 1, 2022 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 17, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
#	Certain confidential information contained in this agreement has been omitted in reliance on Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2022