Form 10-Q
period 2022-06-30
KLDiscovery Inc.
filed 2022-08-11
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 42,791,540 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Current assets
Cash and cash equivalents	$37,537	$46,468
Accounts receivable, net of allowance
for doubtful accounts of $7,027 and $9,774, respectively	91,223	93,273
Prepaid expenses	13,244	9,669
Other current assets	1,155	1,133
Total current assets	143,159	150,543
Property and equipment
Computer software and hardware	73,598	73,677
Leasehold improvements	26,249	26,796
Furniture, fixtures and other equipment	2,746	3,064
Accumulated depreciation	(82,950)	(81,261)
Property and equipment, net	19,643	22,276
Intangible assets, net	52,853	59,291
Goodwill	390,361	395,759
Other assets	8,316	8,535
Total assets	$614,332	$636,404
Current liabilities
Current portion of long-term debt, net	$3,000	$3,000
Accounts payable and accrued expense	28,762	27,067
Current portion of contingent consideration	664	646
Deferred revenue	2,844	4,800
Total current liabilities	35,270	35,513
Long-term debt, net	512,974	507,706
Deferred tax liabilities	7,109	6,772
Other liabilities	7,295	8,559
Total liabilities	562,648	558,550
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,791,540 and 42,684,549 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	388,473	386,028
Accumulated deficit	(336,759)	(315,967)
Accumulated other comprehensive (loss) income	(34)	7,789
Total stockholders' equity	51,684	77,854
Total liabilities and stockholders' equity	$614,332	$636,404

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues	$75,191	$81,650	$157,089	$157,100
Cost of revenues	39,626	40,887	82,898	78,309
Gross profit	35,565	40,763	74,191	78,791
Operating expenses
General and administrative	15,410	16,573	31,935	32,013
Research and development	3,638	2,400	6,706	4,571
Sales and marketing	10,309	10,116	21,153	19,573
Depreciation and amortization	4,891	7,483	9,805	15,124
Total operating expenses	34,248	36,572	69,599	71,281
Income from operations	1,317	4,191	4,592	7,510
Other expenses
Other (expense) income	(14)	11	(14)	25
Change in fair value of Private Warrants	(495)	254	(686)	(1,715)
Interest expense	12,876	12,535	25,567	24,792
Loss on debt extinguishment	—	—	—	7,257
Loss before income taxes	(11,050)	(8,609)	(20,275)	(22,849)
Income tax provision	162	256	517	872
Net loss	$(11,212)	$(8,865)	$(20,792)	$(23,721)
Other comprehensive (loss) income, net of tax
Foreign currency translation	(5,683)	715	(7,823)	(1,747)
Total other comprehensive (loss) income, net of tax	(5,683)	715	(7,823)	(1,747)
Comprehensive loss	$(16,895)	$(8,150)	$(28,615)	$(25,468)
Net loss per share - basic and diluted	$(0.26)	$(0.21)	$(0.49)	$(0.56)
Weighted average shares outstanding - basic and diluted	42,717,097	42,560,117	42,709,200	42,555,105

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	1,098	—	—	1,098
Stock issued in exchanges for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(2,140)	(2,140)
Net loss	—	—	—	(9,580)	—	(9,580)
Balance as of March 31, 2022	42,701,216	$4	$387,126	$(325,547)	$5,649	$67,232
Share-based compensation	—	—	1,347	—	—	1,347
Stock issued in exchanges for vested units	90,324	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(5,683)	(5,683)
Net loss	—	—	—	(11,212)	—	(11,212)
Balance as of June 30, 2022	42,791,540	$4	$388,473	$(336,759)	$(34)	$51,684

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2020	42,529,017	$4	$385,387	$(255,424)	$12,254	$142,221
Share-based compensation	—	—	1,003	—	—	1,003
Exercise of stock options	4,465	—	34	—	—	34
Stock issued in exchange for vested units	16,666	—	—	—	—	—
Private warrants	—	—	(3,810)	—	—	(3,810)
Foreign exchange translation	—	—	—	—	(2,462)	(2,462)
Net loss	—	—	—	(14,856)	—	(14,856)
Balance as of March 31, 2021	42,550,148	$4	$382,614	$(270,280)	$9,792	$122,130
Share-based compensation	-	—	1,043	—	—	1,043
Exercise of stock options	211	—	4	—	—	4
Stock issued in exchanges for vested units	86,956	—	—	—	—	—
Foreign exchange translation	—	—	—	—	715	715
Net loss	—	—	—	(8,865)	—	(8,865)
Balance as of June 30, 2021	42,637,315	$4	$383,661	$(279,145)	$10,507	$115,027

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating activities
Net loss	$(20,792)	$(23,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,681	19,549
Non-cash interest	9,817	9,480
Loss on extinguishment of debt	—	7,257
Stock-based compensation	2,360	1,996
Provision for losses on accounts receivable	1,240	1,916
Deferred income taxes	337	522
Change in fair value of contingent consideration	18	37
Change in fair value of Private Warrants	(686)	(1,715)
Changes in operating assets and liabilities:
Accounts receivable	(579)	(13,637)
Prepaid expenses and other assets	(4,334)	(3,109)
Accounts payable and accrued expenses	697	(996)
Deferred revenue	(1,882)	(114)
Net cash provided by (used in) operating activities	1,877	(2,535)
Investing activities
Purchases of property and equipment	(7,429)	(7,343)
Net cash used in investing activities	(7,429)	(7,343)
Financing activities
Proceeds for exercise of stock options	—	38
Payments for capital lease obligations	(1,139)	(572)
Debt acquisition costs	—	(2,031)
Proceeds long-term debt, net of original issue discount	—	294,000
Retirement of debt	—	(289,000)
Payments on long-term debt	(1,500)	(750)
Net cash (used in) provided by financing activities	(2,639)	1,685
Effect of foreign exchange rates	(740)	(129)
Net decrease in cash	(8,931)	(8,322)
Cash at beginning of period	46,468	51,201
Cash at end of period	$37,537	$42,879
Supplemental disclosure:
Cash paid for interest	$15,854	$20,110
Net income taxes paid (refunded)	$302	$(450)
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$51	$159

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2022 and 2021

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

Principles of consolidation

The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of KLDiscovery and all its subsidiaries. All significant intercompany accounts and transactions were eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial and risk factor information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we previously filed with the Securities and Exchange Commission (the “SEC”).

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and six months ended June 30, 2022 and 2021, the Company did not have a single customer that represents ten percent (10%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $12.1 million and $16.2 million for the three months; and $26.2 million and $31.1 million for the six months ended June 30, 2022, and 2021, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $25.3 million and $25.9 million as of June 30, 2022, and December 31, 2021, respectively.

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

Depreciation expense totaled $2.4 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and includes amortization of assets recorded under capital leases. Depreciation expense totaled $4.9 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively, and includes amortization of assets recorded under capital leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $16.3 million and $14.7 million, net of accumulated amortization, as of June 30, 2022 and December 31, 2021, respectively.

Upon the adoption of Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, (“ASU 2018-15”) during the fourth quarter of 2021, capitalized implementation costs of cloud computing arrangements are included in both Prepaid expense and Other assets in the Company’s Consolidated Balance Sheet and totaled $1.6 million and $6.8 million as of June 30, 2022 and $1.5 million and $5.1 million as of December 31, 2021, respectively. In addition, the amortization costs for the capitalized implementation cost related to cloud computing arrangements, which are included in amortization and depreciation expenses in the Company’s Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and totaled $0.2 million and $0.4 million, respectively, and totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. Cash flows associated with the capitalized implementation cost related to cloud computing arrangements, previously recorded as part of Cash from investing activities, are now included in cash flows used by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows and total $0.8 million for the six months ended June 30, 2022.

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

Amortization expense totaled $5.0 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively; $2.5 million and $2.3 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amortization expense totaled $10.0 million and $13.9 million for the six months ended June 30, 2022 and 2021, respectively; $5.1 million and $4.4 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Management concluded that there was no impairment of goodwill and intangible assets during the six months ended June 30, 2022. Our goodwill balance is subject to fluctuations in foreign exchange rates.

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

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2022 (in thousands):

	2022 Q2			2021 Q2
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$58,900	$7,750	$66,650	$63,869	$6,839	$70,708
Data Recovery	8,541	—	8,541	10,941	—	10,941
Total revenue	$67,441	$7,750	$75,191	$74,810	$6,839	$81,650

	2022 YTD			2021 YTD
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$125,139	$13,868	$139,007	$122,198	$12,244	$134,442
Data Recovery	18,082	—	18,082	22,658	—	22,658
Total revenue	$143,221	$13,868	$157,089	$144,856	$12,244	$157,100

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

In accordance with Financial Accounting Standards Board ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Because these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports were required. The Company recognized the cumulative effect of the error on prior periods by recording during the three months ended and as of, March 31, 2021, (i) $2.0 million of income in the Condensed Consolidated Statements of Comprehensive Loss to reflect the cumulative decrease in the fair value of the Private Warrants liabilities, (ii) a warrant liability of $1.8 million in the Condensed Consolidated Balance Sheet and (iii) a decrease in additional paid-in capital of $3.8 million in the Condensed Consolidated Balance Sheet.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $0.7 million and $0.6 million at June 30, 2022 and December 31, 2021, respectively.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $1.2 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively.

To estimate the fair value of the Private Warrants as of December 31, 2021 and June 30, 2022, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

December 31, 2021 & June 30, 2022

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the periods ended June 30, 2022 and December 31, 2021 (in thousands):

Balance at December 31, 2020	$920
Private Warrants	3,810
Change in fair value of Private Warrants	(1,969)
Change in fair value of contingent consideration	(275)
Balance at December 31, 2021	2,486
Change in fair value of Private Warrants	(686)
Change in fair value of contingent consideration	18
Balance at June 30, 2022	$1,818

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

Rent expense totaled $2.5 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively. Rent expense totaled $5.4 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively.

For periods subsequent to June 30, 2022, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

	Capital Leases	Operating Leases
2022 (6 months)	$820	$4,226
2023	1,057	7,951
2024	—	6,797
2025	—	3,371
2026	—	1,816
Thereafter	—	692
Total	$1,877	$24,853
Less interest on lease obligations	96
	1,781
Less current portion	1,282
Non-current portion	$499

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	June 30, 2022	December 31, 2021
Convertible Debenture notes	234,018	229,382
2021 Credit Agreement	296,250	297,750
Total debt	530,268	527,132
Less: unamortized original issue discount	(12,788)	(14,700)
Less: unamortized debt issuance costs	(1,506)	(1,726)
Total debt, net	515,974	510,706

Current portion of debt	3,000	3,000
Less: current portion of unamortized original issue discount	—	—
Less: current portion of unamortized debt issuance costs	—	—
Total current portion of debt, net	3,000	3,000
Total long-term debt, net	$512,974	$507,706

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

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.00% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On June 30, 2022, the balance due was $296.3 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 2.2504%. On December 31, 2021, the balance due was $297.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 1.00%.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of June 30, 2022.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of June 30, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At June 30, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $234.0 million and $229.4 million, respectively.

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

The Debentures are convertible into shares of Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. On June 16, 2022, pursuant to the contractual requirement with the holders of the Debentures, at the 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to approve the issuance of shares of Common Stock in connection with the conversion of the Debentures into shares of Common Stock. In the event the Company elects to redeem any Debentures, the holders have a right to purchase Common Stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2022, the Company was in compliance with all Debenture covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”).  The Compensation Committee of the Board approved increases to the share reserve as set out in the 2019 Plan in 2021 and 2022. As of June 30, 2022, 11,760,678 shares of Common Stock were reserved under the 2019 Plan, of which 2,245,118 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2021	5,093,682	$8.34	8.4	$24
Granted	1,135,850	5.99
Exercised	—	—
Forfeited	(75,535)	7.93
Expired	(62,634)	8.25
Options outstanding, June 30, 2022	6,091,363	$7.90	8.2	$454
Options vested and exercisable, June 30, 2022	2,861,327	$8.38	7.6	$-
Options vested and expected to vest, June 30, 2022	6,091,363	$7.90	8.2	$454

(1)	Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Total fair value of stock options granted	$2,898	$2,293
Total fair value of options vested	840	252

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire 10 years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $2.55, and $1.79, during the six months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022, and 2021 the Company recognized $1.3 million and $1.0 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the six months ended June 30, 2022, and 2021 the Company recognized $2.4 million and $2.0 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of June 30, 2022, there was $5.2 million of unrecognized stock-based compensation expense related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of two years.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the six months ended June 30, 2022 and 2021. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Expected volatility	42.8% - 42.9%	44.06% - 44.61%
Expected term (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.62%-2.71%	0.70% - 1.00%

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

•

Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and six months ended June 30, 2022 and 2021, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.

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

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cost of revenues	$411	$348	$762	$690
General and administrative	511	410	919	806
Research and development	134	72	237	136
Sales and marketing	241	188	441	364
Total	$1,297	$1,018	$2,359	$1,996

Performance –based restricted stock units

Periodically, the Company granted RSUs to certain employees which are subject to certain vesting criteria. The RSUs granted to employees become eligible to begin vesting upon a liquidity event (as defined in the award agreements governing the RSUs). The amount and timing of the vesting of the RSUs depends on the type and timing of the liquidity event as it relates to the Closing Date. Generally, a portion of the RSUs will first vest upon the occurrence of the liquidity event and the remainder will vest in up to three annual installments thereafter, provided that if the liquidity event occurs after the third anniversary of the Closing Date, all RSUs will vest immediately upon the liquidity event.

During the second quarter of 2022, the Company granted 463,000 performance based RSUs to certain employees, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets, but not the liquidity event condition summarized above. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions. In the event that the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

The Company determined the achievement of the liquidity event was not probable in the near term and therefore no expense related to the performance-based awards granted prior to the three months ended June 30, 2022, was recorded during the three and six months ended June 30, 2022 and 2021. The Company determined the achievement of the one-year target for Nebula revenue was probable and therefore incurred $0.1 million and no expense for both the three and six months ended June 30, 2022 and 2021, respectively, with respect to the performance-based awards granted in the quarter ended June 30, 2022.

Time-based restricted stock units

The Company grants certain non-employee directors time-based restricted stock units in satisfaction of their annual retainer payments. These units vest over a one-year or three-year period. During the three months ended June 30, 2022 and 2021, the Company recognized the grant-date fair value of the restricted stock units of $0.2 million and $0.2 million as stock-based compensation expense, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized the grant-date fair value of the restricted stock units of $0.3 million and $0.4 million as stock-based compensation expense, respectively. During the three months ended June 30, 2022 and 2021, the Company granted 100,000 and 90,324 new grants of time-based restricted stock units to its non-employee directors.

The following table summarizes the Company’s RSU activity for performance-based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Balance at December 31, 2021	1,513,892
Granted	476,889
Vested - non-employee director awards	(106,991)
Forfeited	(21,672)
Expired	—
Balance at June 30, 2022	1,862,118

Note 7 – Equity

The Company is authorized to issue up to 200,000,000 shares of “Common Stock” and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the times and in the amounts as the Board may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding Common Stock.

There were no stock issuances during the three months ended June 30, 2022 and 2021, other than pursuant to stock option exercises and vesting of non-employee director RSUs.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of Common Stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the Common Stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of Common Stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of June 30, 2022.

Note 8 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $0.2 million and $0.3 million, respectively, resulting in an effective tax rate of (1.8)% and (3.5)%, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $0.5 million and $0.9 million, respectively, resulting in an effective tax rate of (2.5)% and (3.9)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of June 30, 2022.

The Company has two letters of credit totaling $0.6 million as of June 30, 2022 as additional security for lease guarantees related to leased properties.

Note 10 – Related parties

As of June 30, 2022, $117.0 million, including paid-in kind interest of the Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended June 30, 2022 and 2021, the Company recognized $3.4 million and $3.2 million in interest expense, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized $6.8 million and $6.4 million in interest expense, respectively, related to Debentures owned by the MGG Investment Group.

Note 11 – Subsequent events

The Company has evaluated subsequent events since the date on which these financial statements were issued through the date on which this Quarterly Report on Form 10-Q was filed and did not identify any additional items for disclosure.

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

•	potential failure to comply with privacy and information security regulations governing the client datasets that we process and store;
•	the outbreak of disease or similar public health threat, such as COVID-19;
•	the ability to operate in highly competitive markets, and potential adverse effects of this competition;
•	risk of decreased revenues if we do not adapt our pricing models;
•	the ability to attract, motivate and retain qualified employees, including members of our senior management team;
•	the ability to maintain a high level of client service and expand operations;
•	potential issues with our product offerings that could cause legal exposure, reputational damage and an inability to deliver services;
•	the ability to develop and successfully grow revenues from new products such as Nebula, improve existing products and adapt our business model to keep pace with industry trends;
•	risk that our products and services fail to interoperate with third-party systems;
•	potential unavailability of third-party technology that we use in our products and services;
•	potential disruption of our products, offerings, website and networks;
•	difficulties resulting from our implementation of new consolidated business systems;
•	the ability to deliver products and services following a disaster or business continuity event;
•	potential unauthorized use of our products and technology by third parties and/or data security breaches and other incidents;
•	potential intellectual property infringement claims;
•	the ability to comply with various trade restrictions, such as sanctions and export controls, resulting from our international operations;
•	consequences of our substantial levels of indebtedness;
•	potential impairment charges related to goodwill, identified intangible assets and fixed assets;
•	impacts of laws and regulations on our business;
•	macroeconomic inflationary pressure
•	potential litigation and regulatory proceedings involving us;
•	expectations regarding the time during which we will be an emerging growth company or smaller reporting company;
•	the potential liquidity and trading of our public securities; and
•	other risks and uncertainties indicated in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that include phrases such as “we believe” and similar phrases reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for these statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” or “KLDiscovery Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Executive Summary — a general description of our business and key highlights for the three and six months ended June 30, 2022.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

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

Key factors affecting our performance

Our operating results, financial performance and future growth will depend on a variety of factors, including, among others, maintaining our history of product innovation, increasing adoption of Nebula, maintaining and growing our client base while driving greater penetration, growth in the number of our matters, particularly large matters and establishing our partner channel for Nebula. Some of the more important factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 17, 2022 (our “Annual Report”), as supplemented by the additional discussion below. In addition, as discussed below, the COVID-19 pandemic has impacted our operating results

Key business metrics

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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	June 30,
	2022	2021
Legal Technology clients	5,731	5,402
Nebula clients	1,419	1,077

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	June 30,
	2022	2021
Legal Technology matters	8,048	7,894
Nebula matters	1,089	867

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. During the three and six months ended June 30, 2022 and 2021, respectively, 47%, and 43% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 78% and 75% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended June 30,
	2022	2021
Legal Technology net revenue retention	101%	96%

For the three months ended June 30, 2022 and 2021, our Legal Technology revenue was $66.7 million and 70.7 million, respectively, and our data recovery revenue was $8.5 million and $10.9 million, respectively. For the six months ended June 30, 2022 and 2021, our Legal Technology revenue was $139.0 million and $134.4 million, respectively, and our data recovery revenue was $18.1 million and $22.7 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to frequency of matters, client upsell, cross-sell, and churn. During 2020, 2021 and 2022, the COVID-19 pandemic impacted our Legal Technology net revenue retention rate, as it impacted the rest of our business, as certain accounts experienced a slowdown in the number and frequency of matters. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the three months ended June 30, 2022 and 2021, our Legal Technology revenue was $66.7 million and 70.7 million, respectively, and our data recovery revenue was $8.5 million and $10.9 million, respectively. For the three months ended June 30, 2022 and 2021, Legal Technology revenue from our technology solutions other than Nebula was $58.9 million and $63.9 million respectively, and revenue from Nebula was $7.8 million and $6.8 million, respectively. For the six months ended June 30, 2022 and 2021, our Legal Technology revenue was $139.0 million and $134.4 million, respectively, and our data recovery revenue was $18.1 million and $22.7 million, respectively. For the six months ended June 30, 2022 and 2021, Legal Technology revenue from our technology solutions other than Nebula was $125.1 million and $122.2 million respectively, and revenue from Nebula was $13.9 million and $12.2 million, respectively. Additionally, we generally have longstanding relationships with our clients and for the three and six months ended June 30, 2022 and 2021, no single client accounted for more than ten percent of our revenues.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. In 2022, we intend to continue to invest in research and development to further develop our proprietary technology and support further penetration and adoption of our offering, including our end-to-end Nebula platform, including through hiring additional personnel. We expect these investments to cause research and development expense to increase in 2022 versus 2021, and thereafter anticipate research and development expense normalizing as a percentage of revenues. We also intend to significantly increase our investment in sales and marketing through the end of 2022 in connection with an expected increase in headcount. The anticipated long-term benefits from these investments are expected to increase revenues, which is also expected to slightly decrease sales and marketing expense as a percentage of revenue over time. We also expect general and administrative expense to decrease slightly as a percentage of revenue over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), extinguishment of debt, impairment losses, and depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•

Acquisition, financing and transaction costs generally represent earn-out payments, rating agency fees and letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions and public offerings. Because we do not acquire businesses on a predictable cycle, we do not consider the amount of acquisition- and integration-related costs to be a representative component of the day-to-day operating performance of our business.

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

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred $4.0 million of payroll taxes due in 2020, of which $2.0 million was paid in December 2021 and $2.0 is expected to be paid in December 2022

For the three months ended June 30, 2022 compared with the three months ended June 30, 2021

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
(in millions)	2022	2021
Revenues	$75.2	$81.7
Cost of revenues	39.6	40.9
Gross profit	35.6	40.8
Operating expenses	34.2	36.6
Income from operations	1.3	4.2
Interest expense	12.9	12.5
Change in fair value of Private Warrants	(0.5)	0.3
Loss before income taxes	(11.0)	(8.6)
Income tax provision	0.2	0.3
Net loss	(11.2)	(8.9)
Total other comprehensive (loss) income, net of tax	(5.7)	0.7
Comprehensive loss	(16.9)	(8.2)

Adjusted EBITDA

	For the Three Months Ended June 30,
(in millions)	2022	2021
Net Loss	$(11.2)	$(8.9)
Interest expense	12.9	12.5
Income tax provision	0.2	0.3
Depreciation and amortization expense	7.8	9.8
EBITDA (1)	$9.7	$13.7
Acquisition, financing and transaction costs	1.6	1.2
Stock compensation and other	1.3	1.0
Change in fair value of Private Warrants	(0.5)	0.3
Restructuring costs	-	1.0
Systems establishment	0.3	0.5
Adjusted EBITDA (1)	$12.4	$17.7

(1)   EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased by $6.5 million, or 8.0%, to $75.2 million for the three months ended June 30, 2022 as compared to $81.7 million for the three months ended June 30, 2021. This is due to a decrease in data recovery revenue of $2.4 million due to lower volume of large jobs and a decrease in Legal Technology revenue of $4.1 million which is primarily due to a decrease in managed review revenue.

Cost of Revenues

Cost of revenues decreased by $1.3 million, or 3.2%, to $39.6 million for the three months ended June 30, 2022 as compared to $40.9 million for the three months ended June 30, 2021. This decrease is primarily due to decreased wages of approximately $2.0 million for document reviewers due to decreased managed review revenue, partially offset by increased payroll benefits of $0.7 million, due to increased health care costs. As a percentage of revenue, our cost of revenues for the three months ended June 30, 2022 increased to 52.7% as compared to 50.1% for the three months ended June 30, 2021, and was due to the lower revenue and increased payroll benefits noted above.

Gross Profit

Gross profit decreased by $5.2 million, or 13.0%, to $35.6 million for the three months ended June 30, 2022 as compared to $40.8 million for the three months ended June 30, 2021. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended June 30, 2022 decreased to 47.2% as compared to 50.1% for the three months ended June 30, 2021, and was due to the decline in revenue noted above that was greater in percentage than the comparable decrease in cost of revenues.

Operating Expenses

Operating expenses decreased by $2.4 million, or 6.6%, to $34.2 million for the three months ended June 30, 2022 as compared to $36.6 million for the three months ended June 30, 2021. This decrease is a result of decreased depreciation and amortization expense of $2.6 million, decreased vacated lease costs of $0.7 million, decreased bad debt expense of $0.4 million, decreased impaired intangible write off of $0.3 million, and decreased professional fees of $0.6 million. This decrease is partially offset by the write-off of $1.1 million of previously deferred costs incurred in 2021 related to a public offering planned for 2022 which the Company believes currently is not probable due to changes in market conditions, increased research and development wages, taxes and benefits of $0.9 million and increased research and development contract labor of $0.2 million. As a percentage of revenue, our operating expenses for the three months ended June 30, 2022 decreased to 45.5% as compared to 44.8% for three months ended June 30, 2021.

Interest Expense

Interest expense increased by $0.4 million, or 3.2%, to $12.9 million for the three months ended June 30, 2022 as compared to $12.5 million for the three months ended June 30, 2021. This increase is primarily due to an increase in outstanding debt balance.

Change in Fair Value of Private Warrants

During the first quarter of 2021, the Company determined that its Private Warrants, which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period. For the three months ended June 30, 2022 the Company recorded a gain to the Private Warrants liability of $0.5 million and for the three months ended June 30, 2021 the Company recorded a loss of $0.3 million.

Income Tax Provision

During the three months ended June 30, 2022 and 2021, the Company recorded income tax provisions of $0.2 million and $0.3 million, respectively, resulting in an effective tax rate of (1.8)% and (3.5)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended June 30, 2022 decreased from the three months ended June 30, 2021 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the three months ended June 30, 2022 was $(11.2) million compared to $(8.9) million for the three months ended June 30, 2021. Net loss increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to the factors noted above.

For the six months ended June 30, 2022 compared with the six months ended June 30, 2021

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Six Months Ended June 30,
(in millions)	2022	2021
Revenues	$157.1	$157.1
Cost of revenues	82.9	78.3
Gross profit	74.2	78.8
Operating expenses	69.6	71.3
Income from operations	4.6	7.5
Interest expense	25.6	24.8
Change in fair value of Private Warrants	(0.7)	(1.7)
Loss on debt extinguishment	—	7.3
Other expense	—	(0.1)
Loss before income taxes	(20.3)	(22.8)
Income tax provision	0.5	0.9
Net loss	(20.8)	(23.7)
Total other comprehensive loss, net of tax	(7.8)	(1.8)
Comprehensive loss	(28.6)	(25.5)

Adjusted EBITDA

	For the Six Months Ended June 30,
(in millions)	2022	2021
Net Loss	$(20.8)	$(23.7)
Interest expense	25.6	24.8
Income tax provision	0.5	0.9
Extinguishment of debt	-	7.3
Depreciation and amortization expense	15.7	19.5
EBITDA (1)	$21.0	$28.7
Acquisition, financing and transaction costs	2.9	2.0
Stock compensation and other	2.4	2.1
Change in fair value of Private Warrants	(0.7)	(1.7)
Restructuring costs	0.1	1.0
Systems establishment	0.7	0.9
Adjusted EBITDA (1)	$26.4	$33.1

(1)   EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues remained flat at $157.1 million for the six months ended June 30, 2022 as compared to $157.1 million for the six months ended June 30, 2021. Legal Technology revenue increased $4.6 million, which includes an increase of $.3.0 million from our technology solutions other than Nebula and an increase of $1.6 million from Nebula, offset by a decrease in data recovery revenue of $4.6 million. The increase in Legal Technology revenue is due to a higher volume of litigation. The decline in data recovery revenue is due to a lower volume of large jobs.

Cost of Revenues

Cost of revenues increased by $4.6 million, or 5.9%, to $82.9 million for the six months ended June 30, 2022 as compared to $78.3 million for the six months ended June 30, 2021. This increase is primarily due to increased wages of approximately $2.3 million primarily for document reviewers due to increased managed review revenue, increased software costs of $0.7 million and increased payroll benefits of $1.0 million. In addition, amortization expense increased by $0.4 million as internally developed software intangible assets were placed into service. As a percentage of revenue, our cost of revenues for the six months ended June 30, 2022 increased to 52.8% as compared to 49.8% for the six months ended June 30, 2021, and was due to the factors noted above.

Gross Profit

Gross profit decreased by $4.6 million, or 5.8%, to $74.2 million for the six months ended June 30, 2022 as compared to $78.8 million for the six months ended June 30, 2021. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the six months ended June 30, 2022 decreased 3.0% to 47.2% as compared to 50.2% for the six months ended June 30, 2021, and was due to the cost of revenues increases noted above while revenues were flat between periods.

Operating Expenses

Operating expenses decreased by $1.7 million, or 2.4%, to $69.6 million the six months ended June 30, 2022 as compared to $71.3 million for six months ended June 30, 2021. This decrease is the result of a decrease in depreciation and amortization of $5.3 million, partially offset by the write-off $1.1 million of previously deferred costs incurred in 2021 related to a public offering planned for 2022 which the Company believes is currently not probable in the near term due to changes in market conditions. As well as, increased personnel expense in research and development of approximately $1.8 million and sales of $0.9 million due to planned investment in headcount. As a percentage of revenue, our operating expenses for the six months ended June 30, 2022 decreased to 44.3% as compared to 45.4% for six months ended June 30, 2021.

Interest Expense

Interest expense increased by $0.8 million, or 3.2%, to $25.6 million for the six months ended June 30, 2022 as compared to $24.8 million for six months ended June 30, 2021. This increase is primarily due to an increase in outstanding debt partially offset by lower interest rates on the refinanced First Lien Facility (as defined below) due to the refinancing discussed below in the Liquidity and Capital Resources section.

Loss on Debt Extinguishment

For the six months ended June 30, 2021, we incurred a loss on debt extinguishment of $7.2 million in connection with the retirement of the First Lien facility and the revolving credit facility under the credit agreement entered into in 2016. There were no such losses in the six months ended June 30, 2022.

Change in Fair Value of Private Warrants

During the first quarter of 2021, the Company determined that its Private Warrants, which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period. For the six months ended June 30, 2022 and 2021, we recorded an adjustment to the Private Warrants liability of $0.7 million and $1.7 million, respectively.

Income Tax Provision

During the six months ended June 30, 2022 and 2021, the Company recorded income tax provisions of $0.5 million and $0.9 million, respectively, resulting in an effective tax rate of (2.5)% and (3.9)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the six months ended June 30, 2022 decreased from six months ended June 30, 2021 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

Net Loss

Net loss for the six months ended June 30, 2022 was $20.8 million compared to $23.7 million for the six months ended June 30, 2021. Net loss decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of June 30, 2022, we had $37.5 million in cash compared to $46.5 million as of December 31, 2021. As of June 30, 2022, we had $513.0 million of outstanding borrowings compared to $507.7 million as of December 31, 2021. We expect to finance our operations in the short- and long-term, primarily through existing cash balances and cash flow from operating activities.

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

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On June 30, 2022, the balance due was $296.3 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 2.2504%. On December 31, 2021, the balance due was $297.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 1.00%.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of June 30, 2022.

Revolving Credit Loans

The 2021 Credit Agreement also provides for the Revolving Credit Loans pursuant to an unfunded revolver commitment for borrowing up to $40.0 million. As of June 30, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At June 30, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $XX million and $229.4 million, respectively.

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

The Debentures are convertible into shares of Common Stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. On June 16, 2022, pursuant to the contractual requirement with the holders of the Debentures, at the 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to approve the issuance of shares of Common Stock in connection with the conversion of the Debentures into shares of Common Stock. In the event the Company elects to redeem any Debentures, the holders have a right to purchase Common Stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2022, the Company was in compliance with all Debenture covenants.

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 were as follows:

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash (used in) provided by:
Operating activities	$1,877	$(2,535)
Investing activities	$(7,429)	$(7,343)
Financing activities	$(2,639)	$1,685
Effect of foreign exchange rates	$(740)	$(129)
Net decrease in cash	$(8,931)	$(8,322)

Cash Flows Used in Operating Activities

Net cash provided by operating activities was $1.9 million compared to net cash used in operating activities of $2.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in net cash provided by provided by operating activities is due to increase in cash provided by working capital of $11.8 million and decreased net loss of $2.9 million, partially offset by decreased non-cash items of $10.2 million. The increase of $11.8 million in cash provided by working capital is primarily due to an $13.1 million decrease in accounts receivables and a $1.7 increase in accounts payable and accrued expenses, partially offset by a $1.8 million decrease in deferred revenue and a $1.2 million decrease in prepaid expenses and other assets including $0.7 million reclassification of capitalized implementation costs related to cloud computing agreements after the implementation of ASU 2018-15. Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $7.4 million for the six months ended June 30, 2022 as compared to net cash used in investing activities of $7.3 million for the six months ended June 30, 2021. The increase in cash used is due to $0.7 million of capitalized implementation costs related to cloud computing agreements in the prior year that are classified in operating cash flows in the current year as a result of the implementation of ASU 2018-15, partially offset by a $0.6 million increase in purchases of property and equipment.

Cash Flows Used in/Provided by Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $2.6 million related to the payments of long-term debt of $1.5 million and capital lease obligations of $1.1 million. For the six months ended June 30, 2021, net cash provided by financing activities was $1.7 million and included the proceeds of long-term debt, net of original discount of $294.0 million, partially offset by the retirement of long-term debt of $289.0 million, debt acquisition costs of $2.0 million, payments of long-term debt and capital lease obligations of $0.7 million and $0.6 million, respectively.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no material changes to our capital resources and material cash requirements during the six months ended June 30, 2022.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at June 30, 2022 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended June 30, 2022 and 2021, we generated $12.1 million and $16.2 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three month period would have correspondingly changed our revenues by approximately $0.1 million and $0.2 million for each of the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, we generated $26.2 million and $31.1 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the six month period would have correspondingly changed our revenues by approximately $0.3 million and $0.3 million for each of the six months ended June 30, 2022 and 2021.

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

In the ordinary course of business, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, periodically reviews and evaluates the effectiveness of our internal control over financial reporting and makes changes, if appropriate, to our disclosure controls and procedures to improve such controls and increase efficiency, seeking to ensure that we maintain an effective internal control environment. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and reported to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

Item 6.     Exhibits.

a)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019).
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2022