Form 10-Q
period 2022-09-30
KLDiscovery Inc.
filed 2022-11-10
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38789

KLDiscovery Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1898603
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9023 Columbine Road Eden Prairie, MN	55347
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 288-3380

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 10, 2022 there were 42,920,136 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Current assets
Cash and cash equivalents	$32,873	$46,468
Accounts receivable, net of allowance
for doubtful accounts of $5,663 and $9,774, respectively	92,845	93,273
Prepaid expenses	14,344	9,669
Other current assets	1,035	1,133
Total current assets	141,097	150,543
Property and equipment
Computer software and hardware	69,581	73,677
Leasehold improvements	25,565	26,796
Furniture, fixtures and other equipment	2,633	3,064
Accumulated depreciation	(80,094)	(81,261)
Property and equipment, net	17,685	22,276
Intangible assets, net	49,567	59,291
Goodwill	387,154	395,759
Other assets	8,306	8,535
Total assets	$603,809	$636,404
Current liabilities
Current portion of long-term debt, net	$3,000	$3,000
Accounts payable and accrued expense	34,733	27,067
Current portion of contingent consideration	667	646
Deferred revenue	3,638	4,800
Total current liabilities	42,038	35,513
Long-term debt, net	515,734	507,706
Deferred tax liabilities	7,500	6,772
Other liabilities	7,647	8,559
Total liabilities	572,919	558,550
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,791,540 and 42,684,549 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	389,793	386,028
Accumulated deficit	(354,158)	(315,967)
Accumulated other comprehensive (loss) income	(4,749)	7,789
Total stockholders' equity	30,890	77,854
Total liabilities and stockholders' equity	$603,809	$636,404

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Revenues	$74,544	$81,122	$231,633	$238,222
Cost of revenues	40,830	41,852	123,728	120,161
Gross profit	33,714	39,270	107,905	118,061
Operating expenses
General and administrative	16,768	14,353	48,703	46,366
Research and development	3,597	2,770	10,303	7,341
Sales and marketing	11,333	9,765	32,486	29,338
Impairment of intangible asset	—	22,529	—	22,529
Depreciation and amortization	4,944	7,512	14,749	22,636
Total operating expenses	36,642	56,929	106,241	128,210
(Loss) income from operations	(2,928)	(17,659)	1,664	(10,149)
Other expenses
Other income (expense)	7	(15)	(7)	10
Change in fair value of Private Warrants	(140)	64	(826)	(1,651)
Interest expense	13,960	12,792	39,527	37,584
Loss on debt extinguishment	—	—	—	7,257
Loss before income taxes	(16,755)	(30,500)	(37,030)	(53,349)
Income tax provision (benefit)	644	(969)	1,161	(97)
Net loss	$(17,399)	$(29,531)	$(38,191)	$(53,252)
Other comprehensive income, net of tax
Foreign currency translation	(4,715)	(1,812)	(12,537)	(3,559)
Total other comprehensive loss, net of tax	(4,715)	(1,812)	(12,537)	(3,559)
Comprehensive loss	$(22,114)	$(31,343)	$(50,728)	$(56,811)
Net loss per share - basic and diluted	$(0.41)	$(0.69)	$(0.89)	$(1.25)
Weighted average shares outstanding - basic and diluted	42,791,540	42,637,315	42,732,003	42,577,128

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	1,098	—	—	1,098
Stock issued in exchanges for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(2,140)	(2,140)
Net loss	—	—	—	(9,580)	—	(9,580)
Balance as of March 31, 2022	42,701,216	$4	$387,126	$(325,547)	$5,649	$67,232
Share-based compensation	—	—	1,347	—	—	1,347
Stock issued in exchanges for vested units	90,324	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(5,683)	(5,683)
Net loss	—	—	—	(11,212)	—	(11,212)
Balance as of June 30, 2022	42,791,540	$4	$388,473	$(336,759)	$(34)	$51,684
Share-based compensation	—	—	1,320	—	—	1,320
Exercise of stock options	—	—	—	—	—	—
Stock issued in exchanges for vested units	—	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(4,715)	(4,715)
Net loss	—	—	—	(17,399)	—	(17,399)
Balance as of September 30, 2022	42,791,540	$4	$389,793	$(354,158)	$(4,749)	$30,890

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2020	42,529,017	$4	$385,387	$(255,424)	$12,254	$142,221
Share-based compensation	—	—	1,003	—	—	1,003
Exercise of stock options	4,465	—	34	—	—	34
Stock issued in exchange for vested units	16,666	—	—	—	—	—
Private warrants	—	—	(3,810)	—	—	(3,810)
Foreign exchange translation	—	—	—	—	(2,462)	(2,462)
Net loss	—	—	—	(14,856)	—	(14,856)
Balance as of March 31, 2021	42,550,148	$4	$382,614	$(270,280)	$9,792	$122,130
Share-based compensation	-	—	1,043	—	—	1,043
Exercise of stock options	211	—	4	—	—	4
Stock issued in exchanges for vested units	86,956	—	—	—	—	—
Foreign exchange translation	—	—	—	—	715	715
Net loss	—	—	—	(8,865)	—	(8,865)
Balance as of June 30, 2021	42,637,315	$4	$383,661	$(279,145)	$10,507	$115,027
Share-based compensation	—	—	1,028	—	—	1,028
Exercise of stock options	—	—	—	—	—	—
Stock issued in exchanges for vested units	—	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(1,812)	(1,812)
Net loss	—	—	—	(29,531)	—	(29,531)
Balance as of September 30, 2021	42,637,315	$4	$384,689	$(308,676)	$8,695	$84,712

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating activities
Net loss	$(38,191)	$(53,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,585	29,400
Non-cash interest	14,874	14,240
Loss on extinguishment of debt	—	7,257
Stock-based compensation	3,656	2,998
Provision for losses on accounts receivable	1,736	2,640
Deferred income taxes	728	(567)
Change in fair value of contingent consideration	21	49
Change in fair value of Private Warrants	(826)	(1,651)
Impairment of intangible asset	—	22,529
Changes in operating assets and liabilities:
Accounts receivable	(3,828)	(16,477)
Prepaid expenses and other assets	(5,464)	(6,464)
Accounts payable and accrued expenses	6,791	(668)
Deferred revenue	(1,033)	(27)
Net cash provided by operating activities	2,049	7
Investing activities
Acquisitions, net of cash acquired	—	—
Purchases of property and equipment	(10,498)	(9,708)
Net cash used in investing activities	(10,498)	(9,708)
Financing activities
Proceeds for exercise of stock options	—	38
Payments for capital lease obligations	(1,592)	(846)
Debt acquisition costs	—	(2,031)
Proceeds long-term debt, net of original issue discount	—	294,000
Retirement of debt	—	(289,000)
Payments on long-term debt	(2,250)	(1,500)
Net cash (used in) provided by financing activities	(3,842)	661
Effect of foreign exchange rates	(1,304)	(375)
Net decrease in cash	(13,595)	(9,415)
Cash at beginning of period	46,468	51,201
Cash at end of period	$32,873	$41,786
Supplemental disclosure:
Cash paid for interest	$24,871	$21,184
Net income taxes paid	$486	$157
Significant non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$115	$297

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company,” “we” or “us”) is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 16 countries around the world. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in Eden Prairie, Minnesota. The Company has 25 locations in 16 countries, as well as 9 data centers and 13 data recovery labs globally.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and nine months ended September 30, 2022 and 2021, the Company did not have a single customer that represented five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $10.5 million and $15.0 million for the three months; and $36.7 million and $46.0 million for the nine months ended September 30, 2022, and 2021, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $23.6 million and $25.9 million as of September 30, 2022, and December 31, 2021, respectively.

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

Depreciation expense totaled $2.4 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and includes amortization of assets recorded under capital leases. Depreciation expense totaled $7.3 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively, and includes amortization of assets recorded under capital leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $17.0 million and $14.7 million, net of accumulated amortization, as of September 30, 2022 and December 31, 2021, respectively.

Upon the adoption of Accounting Standards Update No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, (“ASU 2018-15”) during the fourth quarter of 2021, capitalized implementation costs of cloud computing arrangements are included in both Prepaid expense and Other assets in the Company’s Consolidated Balance Sheet and totaled $1.7 million and $7.3 million as of September 30, 2022 and $1.5 million and $5.1 million as of December 31, 2021, respectively. In addition, the amortization costs for the capitalized implementation cost related to cloud computing arrangements, are included in general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and totaled $0.4 million and $1.2 million, respectively, and are included in the depreciation and amortization expense for the three and nine months ended September 30, 2021 and totaled $0.2 million and $0.5 million, respectively. Cash flows associated with the capitalized implementation cost related to cloud computing arrangements, previously recorded as part of Cash from investing activities, are now included in cash flows used by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows and totaled $1.5 million for the nine months ended September 30, 2022.

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

In the three months ended September 30, 2021, the Company negotiated the termination of its use of its license for the Kroll Ontrack and Kroll Discovery tradenames and executed the final agreements in October 2021. This significant change was a triggering event which resulted in an evaluation of impairment of the Company’s Kroll Ontrack and Kroll Discovery tradenames capitalized as part of our 2016 Kroll Ontrack acquisition. As a result, the Company recognized an impairment loss of $22.5 million in the third quarter of 2021, which was included in "Impairment of intangible assets" in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Amortization expense totaled $5.1 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively; $2.5 million and $2.3 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amortization expense totaled $15.1 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively; $7.6 million and $6.8 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Management concluded that there was no impairment of goodwill and intangible assets during the nine months ended September 30, 2022. Our goodwill balance is subject to fluctuations in foreign exchange rates.

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

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2022 (in thousands):

	2022 Q3			2021 Q3
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$59,966	$6,478	$66,444	$63,261	$7,062	$70,323
Data Recovery	8,100	—	8,100	10,799	—	10,799
Total revenue	$68,066	$6,478	$74,544	$74,060	$7,062	$81,122

	2022 YTD			2021 YTD
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$185,105	$20,346	$205,451	$185,454	$19,306	$204,760
Data Recovery	26,182	—	26,182	33,462	—	33,462
Total revenue	$211,287	$20,346	$231,633	$218,916	$19,306	$238,222

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

Net loss per common share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, including stock options, restricted stock units and restricted shares. Common Stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, restricted stock units and release of restricted shares, except when the effect of their inclusion would be antidilutive.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. This standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and the Company is currently evaluating the impact that Topic 842 will have on its consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all significant lease obligations that are currently classified as operating leases.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $0.7 million and $0.6 million at September 30, 2022 and December 31, 2021, respectively.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $1.0 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively.

To estimate the fair value of the Private Warrants as of December 31, 2021 and September 30, 2022, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

December 31, 2021 & September 30, 2022

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022/as of September 30, 2022 and December 31, 2021 (in thousands):

Balance at December 31, 2020	$920
Private Warrants	3,810
Change in fair value of Private Warrants	(1,969)
Change in fair value of contingent consideration	(275)
Balance at December 31, 2021	2,486
Change in fair value of Private Warrants	(826)
Change in fair value of contingent consideration	21
Balance at September 30, 2022	$1,681

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

Rent expense totaled $2.5 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively. Rent expense totaled $7.9 million and $8.5 million for the nine months ended September 30, 2022 and 2021, respectively.

For periods subsequent to September 30, 2022, future minimum payments for all operating and capital lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows (in thousands):

	Capital Leases	Operating Leases
2022 (3 months)	$365	$1,787
2023	1,057	6,830
2024	—	5,656
2025	—	3,271
2026	—	1,816
Thereafter	—	692
Total	$1,422	$20,052
Less interest on lease obligations	62
	1,360
Less current portion	1,189
Non-current portion	$171

Note 5 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	September 30, 2022	December 31, 2021
Convertible Debenture notes	236,410	229,382
2021 Credit Agreement	295,500	297,750
Total debt	531,910	527,132
Less: unamortized original issue discount	(11,783)	(14,700)
Less: unamortized debt issuance costs	(1,393)	(1,726)
Total debt, net	518,734	510,706

Current portion of debt	3,000	3,000
Less: current portion of unamortized original issue discount	—	—
Less: current portion of unamortized debt issuance costs	—	—
Total current portion of debt, net	3,000	3,000
Total long-term debt, net	$515,734	$507,706

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

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.00% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On September 30, 2022, the balance due was $295.5 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 3.67414%. On December 31, 2021, the balance due was $297.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 1.00%.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of September 30, 2022.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of September 30, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and Contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At September 30, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $236.4 million and $229.4 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2022, the Company was in compliance with all Debenture covenants.

Note 6 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units ("RSUs"), or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved increases to the share reserve as set out in the 2019 Plan in 2021 and 2022. As of September 30, 2022, 11,760,678 shares of Common Stock were reserved under the 2019 Plan, of which 2,145,118 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2021	5,093,682	$8.34	8.4	$24
Granted	1,135,850	5.99
Exercised	—	—
Forfeited	(189,275)	7.56
Expired	(111,009)	8.20
Options outstanding, September 30, 2022	5,929,248	$7.91	7.86	$—
Options vested and exercisable, September 30, 2022	2,866,407	$8.42	7.30	$—
Options vested and expected to vest, September 30, 2022	5,929,248	$7.91	7.86	$—

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total fair value of stock options granted	$2,898	$2,293
Total fair value of options vested	944	369

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire 10 years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by us was $2.55, and $1.79, during the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, and 2021 the Company recognized $1.3 million and $1.0 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the nine months ended September 30, 2022, and 2021 the Company recognized $3.7 million and $3.0 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of September 30, 2022, there was $3.9 million of unrecognized stock-based compensation expense related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of two years.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the nine months ended September 30, 2022 and 2021. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Expected volatility	42.78% - 42.90%	44.06% - 44.61%
Expected term (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.62% - 2.71%	0.70% - 1.00%

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
•
Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and nine months ended September 30, 2022 and 2021, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.
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

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cost of revenues	$396	$340	$1,158	$1,030
General and administrative	556	394	1,475	1,200
Research and development	159	73	396	209
Sales and marketing	185	195	626	559
Total	$1,296	$1,002	$3,655	$2,998

Performance-based restricted stock units

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

During the second quarter of 2022, the Company granted 463,000 performance based RSUs to certain employees, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions and are not subject to any liquidity event vesting condition. In the event that the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

The Company determined the achievement of the liquidity event was not probable in the near term and therefore no expense has been recorded related to the performance-based awards that vest solely upon a liquidity event. The Company determined the achievement of the one-year target for consolidated revenues was not probable, but achievement of the one-year Nebula revenue was probable and therefore incurred $0.1 million of expense for the three months ended September 30, 2022, and $0.2 million of expense for the nine months ended September 30, 2022 with respect to the awards granted in the second quarter of 2022.

Time-based restricted stock units

The Company grants certain non-employee directors time-based restricted stock units in satisfaction of their annual retainer payments. These units vest over a one-year or three-year period. During the three months ended September 30, 2022 and 2021, the Company recognized the grant-date fair value of the restricted stock units of $0.2 million and $0.2 million as stock-based compensation expense, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized the grant-date fair value of the restricted stock units of $0.5 million and $0.5 million as stock-based compensation expense, respectively. During the nine months ended September 30, 2022 and 2021, the Company granted 100,000 and 90,324 new grants of time-based restricted stock units to its non-employee directors.

The following table summarizes the Company’s RSU activity for performance-based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Balance at December 31, 2021	1,513,892
Granted	576,889
Vested - non-employee director awards	(106,991)
Forfeited	(56,312)
Expired	—
Balance at September 30, 2022	1,927,478

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

During the three and nine months ended September 30, 2022 there were 0 and 106,991 shares of Common Stock issued, respectively, pursuant to stock option exercises and vesting of non-employee director RSUs. During the three and nine months ended September 30, 2021 there were 0 and 108,298 shares of Common Stock, respectively, pursuant to stock option exercises and vesting of non-employee director RSUs.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of Common Stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the Common Stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of Common Stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of September 30, 2022.

Note 8 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $0.6 million and benefit of $1.0 million, respectively, resulting in an effective tax rate of (3.6)% and 3.3%, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $1.2 million and a benefit of $0.1 million, respectively, resulting in an effective tax rate of (3.2)% and 0.2%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15% corporate minimum tax, a 1% new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

Note 9 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of September 30, 2022.

The Company has two letters of credit totaling $0.6 million as of September 30, 2022 as additional security for lease guarantees related to leased properties.

Note 10 – Related parties

As of September 30, 2022, $118.2 million, including paid-in kind interest, of the Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended September 30, 2022 and 2021, the Company recognized $3.5 million and $3.3 million in interest expense, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized $10.3 million and $9.6 million in interest expense, respectively, related to Debentures owned by affiliates of the MGG Investment Group.

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
•
macroeconomic conditions, including inflationary pressures, rising interest rates, exchange rate volatility, and recessionary fears;
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

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” or “KLDiscovery Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Executive Summary — a general description of our business and key highlights for the three and nine months ended September 30, 2022.

•
Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•
Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash, and commitments and contingencies.

•
Critical Accounting Policies and Estimates — a discussion of critical accounting policies and estimates requiring judgments.

Overview

KLD is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance agencies and individuals. We provide technology solutions to help our clients solve complex legal, regulatory and data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with 25 locations in 16 countries, as well as 9 data centers and 13 data recovery labs globally. Our integrated proprietary technology solutions enable the efficient and accurate collection, processing, transmission, review and/or recovery of complex and large-scale enterprise data. In conjunction with proprietary technology, we provide immediate expert consultation and 24/7/365 support wherever a customer is located worldwide, which empowers us to become a “first-call” partner for mission-critical, time-sensitive, or nuanced eDiscovery and data recovery challenges. We are continuously innovating to provide a more reliable, secure and seamless experience when tackling various “big data” volume, velocity, and veracity challenges. A key example of our purpose-built innovation is Nebula, our flagship, end-to-end artificial intelligence/machine learning, or AI/ML, powered solution that serves as a singular platform of engagement for legal data.

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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	September 30,
	2022	2021
Legal Technology clients	5,815	5,427
Nebula clients	1,514	1,131

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	September 30,
	2022	2021
Legal Technology matters	7,928	7,951
Nebula matters	1,163	905

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. For the three months ended September 30, 2022 and 2021, 27% and 35% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 57% and 62% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period. For the nine months ended September 30, 2022 and 2021, 41% and 42% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 72% and 73% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended September 30,
	2022	2021
Legal Technology net revenue retention	95%	101%

For the three months ended September 30, 2022 and 2021, our Legal Technology revenue was $66.4 million and $70.3 million, respectively, and our data recovery revenue was $8.1 million and $10.8 million, respectively. For the nine months ended September 30, 2022 and 2021, our Legal Technology revenue was $205.5 million and $204.8 million, respectively, and our data recovery revenue was $26.2 million and $33.5 million, respectively.

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

For the three months ended September 30, 2022 and 2021, our Legal Technology revenue was $66.4 million and 70.3 million, respectively, and our data recovery revenue was $8.1 million and $10.8 million, respectively. For the three months ended September 30, 2022 and 2021, Legal Technology revenue from our technology solutions other than Nebula was $60.0 million and $63.3 million respectively, and revenue from Nebula was $6.5 million and $7.1 million, respectively. For the nine months ended September 30, 2022 and 2021, our Legal Technology revenue was $205.5 million and $204.8 million, respectively, and our data recovery revenue was $26.2 million and $33.5 million, respectively. For the nine months ended September 30, 2022 and 2021, Legal Technology revenue from our technology solutions other than Nebula was $185.1 million and $185.5 million respectively, and revenue from Nebula was $20.3 million and $19.3 million, respectively. Additionally, we generally have longstanding relationships with our clients and for the three and nine months ended September 30, 2022 and 2021, no single client accounted for more than five percent of our revenues.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. During the remainder of 2022, we intend to continue to invest in research and development to further develop our proprietary technology and support further penetration and adoption of our offering, including our end-to-end Nebula platform, together with hiring additional personnel. We expect these investments to cause research and development expense to continue to increase in 2022 versus 2021, and thereafter anticipate research and development expense normalizing as a percentage of revenues. We also intend to significantly increase our investment in sales and marketing through the end of 2022 in connection with an expected increase in headcount. The anticipated long-term benefits from these investments are expected to increase revenues, which is also expected to slightly decrease sales and marketing expense as a percentage of revenue over time. We also expect general and administrative expense to decrease slightly as a percentage of revenue over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), extinguishment of debt, impairment losses, and depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•
Acquisition, financing and transaction costs generally represent earn-out payments, rating agency fees and letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions and public offerings. Because we do not acquire businesses or effect financings on a regular or predictable cycle, we do not consider the amount of these costs to be a representative component of the day-to-day operating performance of our business.

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

The Company modified employee travel and work locations, including the closure of several offices as the Company transitioned to a primarily work from home model, and cancelled certain events, among other actions taken in response to the COVID-19 pandemic. During 2020, the Company implemented a salary exchange program pursuant to which certain employees took a temporary reduction in salary through December 31, 2020 ranging from 2% to 20% in exchange for grants of an aggregate of 417,673 stock options and 211,207 RSUs. In December 2020, the Company extended the salary exchange program for the Company’s named executive officers and for the position of Vice-President and higher but did not issue any additional stock options or RSUs in connection with the salary exchange program. As of June 2021, the Company ended the salary exchange program. The Company will continue to actively monitor the situation and may reinstate certain of the measures described above or take further actions that alter its business operations, including actions as required by federal, state or local authorities or that it determines are in the best interests of its employees, customers, partners, suppliers and stockholders. Due to the evolving situation and the uncertainties as to the scope and duration of the COVID-19 pandemic, our business may be impacted in ways that we cannot predict.

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

For the three months ended September 30, 2022 compared with the three months ended September 30, 2021

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
(in millions)	2022	2021
Revenues	$74.5	$81.1
Cost of revenues	40.8	41.9
Gross profit	33.7	39.2
Operating expenses, including impairment of $22.5 for the three months ended September 30, 2021	36.6	56.9
Loss from operations	(2.9)	(17.7)
Interest expense	14.0	12.8
Change in fair value of Private Warrants	(0.1)	0.1
Loss before income taxes	(16.8)	(30.5)
Income tax provision (benefit)	0.6	(1.0)
Net loss	(17.4)	(29.5)
Total other comprehensive loss, net of tax	(4.7)	(1.8)
Comprehensive loss	(22.1)	(31.3)

Adjusted EBITDA

	For the Three Months Ended September 30,
(in millions)	2022	2021
Net Loss	$(17.4)	$(29.5)
Interest expense	14.0	12.8
Income tax provision (benefit)	0.6	(1.0)
Impairment of intangible asset	—	22.5
Depreciation and amortization expense	7.9	10.0
EBITDA (1)	$5.1	$14.8
Acquisition, financing and transaction costs	2.6	0.5
Stock compensation and other	1.3	1.0
Change in fair value of Private Warrants	(0.1)	0.1
Restructuring costs	2.2	—
Systems establishment	0.2	0.5
Adjusted EBITDA (1)	$11.3	$16.9
(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased by $6.6 million, or 8.1%, to $74.5 million for the three months ended September 30, 2022 as compared to $81.1 million for the three months ended September 30, 2021. This is due to a decrease in data recovery revenue of $2.7 million as a result of a lower volume of large jobs, and a decrease in Legal Technology revenue of $3.9 million which is primarily due to a decrease of $3.2 million in managed review revenue.

Cost of Revenues

Cost of revenues decreased by $1.1 million, or 2.6%, to $40.8 million for the three months ended September 30, 2022 as compared to $41.9 million for the three months ended September 30, 2021. This decrease is primarily due to decreased wages of approximately $2.4 million for document reviewers due to decreased managed review revenue, partially offset by increased payroll benefits of $1.0 million, due to increased health care costs and increased severance of $0.7 million, associated with the optimization of data recovery personnel as we unify our inbound and business development teams. As a percentage of revenue, our cost of revenues for the three months ended September 30, 2022 increased to 54.8% as compared to 51.7% for the three months ended September 30, 2021, and was due to the lower revenue and increased payroll benefits noted above.

Gross Profit

Gross profit decreased by $5.5 million, or 14.0%, to $33.7 million for the three months ended September 30, 2022 as compared to $39.2 million for the three months ended September 30, 2021. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended September 30, 2022 decreased to 45.2% as compared to 48.3% for the three months ended September 30, 2021, and was due to the decline in revenue noted above that was greater in percentage than the comparable decrease in cost of revenues.

Operating Expenses

Operating expenses decreased by $20.3 million, or 35.7%, to $36.6 million for the three months ended September 30, 2022 as compared to $56.9 million for the three months ended September 30, 2021. This decrease is a result of the impairment of the intangible asset for the Kroll tradename of $22.5 million in the 2021 period, decreased depreciation and amortization expense of $2.6 million, decreased bad debt expense of $0.4 million, decreased impaired intangible write-off of $0.3 million, and decreased professional fees of $0.6 million. This decrease is partially offset by increased vacated lease costs of $2.3 million associated with the consolidation of our real estate footprint, increased sales and marketing severance of $1.3 million associated with the optimization of our data recovery personnel as we unify our inbound and business development teams, increased research and development wages, taxes and benefits of $0.9 million and increased research and development contract labor of $0.2 million. As a percentage of revenue, our operating expenses for the three months ended September 30, 2022 decreased to 49.1% as compared to 70.2% for three months ended September 30, 2021.

Interest Expense

Interest expense increased by $1.2 million, or 9.4%, to $14.0 million for the three months ended September 30, 2022 as compared to $12.8 million for the three months ended September 30, 2021. The increase is due to an increase in the variable interest rate on borrowings under the 2021 Credit Agreement, which resulted in a $0.4 million increase in expense, and an increase in the debt balance due to the quarterly accruals of Paid in Kind ("PIK") interest which resulted in a $0.8 million increase in interest expense.

Change in Fair Value of Private Warrants

During the first quarter of 2021, the Company determined that the Private Warrants, which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period. For the three months ended September 30, 2022 the Company recorded a gain to the Private Warrants liability of $0.1 million and for the three months ended September 30, 2021 the Company recorded a loss of $0.1 million.

Income Tax Provision

During the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $0.6 million and benefit of $1.0 million, respectively, resulting in an effective tax rate of (3.6)% and 3.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended September 30, 2022 decreased from the three months ended September 30, 2021 primarily due to the impairment of intangible assets that occurred during the period ended September 30, 2021.

Net Loss

Net loss for the three months ended September 30, 2022 was $(17.4) million compared to $(29.5) million for the three months ended September 30, 2021. Net loss decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to the factors noted above.

For the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Revenues	$231.6	$238.2
Cost of revenues	123.7	120.1
Gross profit	107.9	118.1
Operating expenses, including impairment of $22.5 for the three months ended September 30, 2021	106.2	128.2
Income (loss) from operations	1.7	(10.1)
Interest expense	39.5	37.6
Change in fair value of Private Warrants	(0.8)	(1.7)
Loss on debt extinguishment	—	7.3
Loss before income taxes	(37.0)	(53.3)
Income tax provision (benefit)	1.2	(0.1)
Net loss	(38.2)	(53.2)
Total other comprehensive loss, net of tax	(12.5)	(3.6)
Comprehensive loss	(50.7)	(56.8)

Adjusted EBITDA

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Net Loss	$(38.2)	$(53.3)
Interest expense	39.5	37.6
Income tax provision	1.2	(0.1)
Extinguishment of debt	—	7.3
Impairment of intangible asset	—	22.5
Depreciation and amortization expense	23.6	29.4
EBITDA (1)	$26.1	$43.4
Acquisition, financing and transaction costs	5.6	2.5
Stock compensation and other	3.8	3.2
Change in fair value of Private Warrants	(0.8)	(1.7)
Restructuring costs	2.3	1.0
Systems establishment	0.8	1.4
Adjusted EBITDA (1)	$37.8	$49.9
(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased $6.6 million, or 2.8%, to $$231.6 million for the nine months ended September 30, 2022 as compared to $238.2 million for the nine months ended September 30, 2021. Data recovery revenue decreased by $7.3 million, partially offset by an increase in Legal Technology revenue of $0.7 million, which includes an increase of $1.0 million from Nebula. The decline in data recovery revenue is due to a lower volume of large jobs. The increase in Legal Technology revenue is due to a higher volume of litigation, partially offset by a decrease in managed review revenue.

Cost of Revenues

Cost of revenues increased by $3.6 million, or 3.0%, to $123.7 million for the nine months ended September 30, 2022 as compared to $120.1 million for the nine months ended September 30, 2021. This increase is primarily due to increased payroll benefits of approximately $1.9 million due to increased health care costs and increased severance of $0.7 million, associated with the optimization of data recovery personnel as we unify our inbound and business development teams. In addition, amortization expense increased by $0.9 million as internally developed software intangible assets were placed into service. As a percentage of revenue, our cost of revenues for the nine months ended September 30, 2022 increased to 53.4% as compared to 50.4% for the nine months ended September 30, 2021, and was due to the lower revenue and factors noted above.

Gross Profit

Gross profit decreased by $10.2 million, or 8.6%, to $107.9 million for the nine months ended September 30, 2022 as compared to $118.1 million for the nine months ended September 30, 2021. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the nine months ended September 30, 2022 decreased to 46.6% as compared to 49.6% for the nine months ended September 30, 2021, and was due to decreased revenues and increased cost of revenues as noted above.

Operating Expenses

Operating expenses decreased by $22.0 million, or 17.2%, to $106.2 million the nine months ended September 30, 2022 as compared to $128.2 million for nine months ended September 30, 2021. This decrease is the result of the impairment on intangible asset for the Kroll tradename of $22.5 million in the 2021 period, decreased depreciation and amortization of $7.9 million due to more assets becoming fully depreciated versus the planned purchases of new assets, decreased bad debt expense of $0.9 million, partially offset by increased vacated lease costs of $2.3 million associated with the consolidation of our real estate footprint, the write-off of $1.1 million of previously deferred costs incurred in 2021 related to a public offering planned for 2022 which the Company believed was not probable in the near term due to changes in market conditions, increased personnel expense in research and development of approximately $2.5 million and in sales of $2.3 million due to planned investment in headcount and increased marketing expenses of $0.7 million. As a percentage of revenue, our operating expenses for the nine months ended September 30, 2022 decreased to 45.9% as compared to 53.8% for nine months ended September 30, 2021.

Interest Expense

Interest expense increased by $1.9 million, or 5.1%, to $39.5 million for the nine months ended September 30, 2022 as compared to $37.6 million for nine months ended September 30, 2021. The increase is due to an increase in the variable interest rate on borrowings under the 2021 Credit Agreement, which resulted in a $0.4 million increase in expense, and an increase in the debt balance due to the quarterly accruals of PIK interest which resulted in a $1.5 million increase in interest expense.

Loss on Debt Extinguishment

For the nine months ended September 30, 2021, we incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the First Lien facility and the revolving credit facility under the credit agreement entered into in 2016. There were no such losses in the nine months ended September 30, 2022.

Change in Fair Value of Private Warrants

During the first quarter of 2021, the Company determined that the Private Warrants, which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period. For the nine months ended September 30, 2022 and 2021, we recorded an adjustment to the Private Warrants liability of $0.8 million and $1.7 million, respectively.

Income Tax Provision

During the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $1.2 million and an income tax benefit of $0.1 million, respectively, resulting in an effective tax rate of (3.2)% and 0.2%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the nine months ended September 30, 2022 decreased from the nine months ended September 30, 2021 primarily due to the impairment of intangible assets that occurred during the period ended September 30, 2021.

Net Loss

Net loss for the nine months ended September 30, 2022 was $38.2 million compared to $53.2 million for the nine months ended September 30, 2021. Net loss decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of September 30, 2022, we had $32.9 million in cash compared to $46.5 million as of December 31, 2021. As of September 30, 2022, we had $518.7 million of outstanding borrowings compared to $510.7 million as of December 31, 2021. We expect to finance our operations in the short- and long-term primarily through existing cash balances and cash flow from operating activities.

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

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On September 30, 2022, the balance due was $295.5 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 3.67414%. On December 31, 2021, the balance due was $297.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 1.00%.

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

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of September 30, 2022.

Revolving Credit Loans

The 2021 Credit Agreement also provides for the Revolving Credit Loans pursuant to an unfunded revolver commitment for borrowing up to $40.0 million. As of September 30, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 9 – Commitments and Contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued Debentures in an aggregate principal amount of $200 million. At September 30, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $236.4 million and $229.4 million, respectively. This increase is due to the quarterly accruals of PIK interest.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2022, the Company was in compliance with all Debenture covenants.

Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash (used in) provided by:
Operating activities	$2,049	$7
Investing activities	$(10,498)	$(9,708)
Financing activities	$(3,842)	$661
Effect of foreign exchange rates	$(1,304)	$(375)
Net decrease in cash	$(13,595)	$(9,415)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $2.0 million compared to net cash used in operating activities of $0.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net cash provided by operating activities is due to increase in cash provided by working capital of $20.1 million and decreased net loss of $15.1 million, partially offset by decreased non-cash items of $33.1 million. The increase of $20.1 million in cash provided by working capital is primarily due to a $12.6 million decrease in accounts receivables and a $7.5 increase in accounts payable and accrued expenses, a $1.0 million decrease in prepaid expenses and other assets partially offset by a $1.0 million decrease in deferred revenue. Accounts Receivable and Accounts Payable fluctuate from period-to-period depending on the timing of purchases and payments.

Net cash provided by operating activities for the nine months ended September 30, 2022 includes $1.5 million of capitalized implementation costs used for cloud computing agreements reflecting the implementation of ASU 2018-15. Prior to the implementation of ASU 2018-15 capitalized implementation costs related to cloud computing agreements were included in investing activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $10.5 million for the nine months ended September 30, 2022 as compared to net cash used in investing activities of $9.7 million for the nine months ended September 30, 2021. The increase in cash used is due to a $2.7 million increase in purchases of property and equipment, partially offset by $1.9 million of capitalized implementation costs related to cloud computing agreements for the nine months that ended September 30, 2021 that are classified in operating cash flows in the current year as a result of the implementation of ASU 2018-15.

Cash Flows Used in/Provided by Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $3.8 million related to the payments of long-term debt of $2.3 million and capital lease obligations of $1.6 million. For the nine months ended September 30, 2021, net cash provided by financing activities was $0.7 million and included the proceeds of long-term debt, net of original discount of $294.0 million, partially offset by the retirement of long-term debt of $289.0 million, debt acquisition costs of $2.0 million, payments of long-term debt and capital lease obligations of $0.8 million and $1.5 million, respectively.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no material changes to our capital resources and material cash requirements during the nine months ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the Revolving Credit Loans of $40 million and the Delayed Draw Term Loans of $50 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at September 30, 2022 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.5 million. We do not currently hedge our interest rate exposure.

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

During the three months ended September 30, 2022 and 2021, we generated $10.5 million and $15.0 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three month period would have correspondingly changed our revenues by approximately $0.1 million and $0.2 million for each of the three months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, we generated $36.7 million and $46.0 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the nine month period would have correspondingly changed our revenues by approximately $0.4 million and $0.5 million for each of the nine months ended September 30, 2022 and 2021.

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

In the ordinary course of business, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, periodically reviews and evaluates the effectiveness of our internal control over financial reporting and makes changes, if appropriate, to our disclosure controls and procedures to improve such controls and increase efficiency, seeking to ensure that we maintain an effective internal control environment. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and reported to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

Date: November 10, 2022