Form 10-K
period 2022-12-31
KLDiscovery Inc.
filed 2023-03-16
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price of $6.40 on the OTC Pink Sheet Market, was approximately $60.8 million.

As of March 16, 2023, there were 42,920,136 of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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
•
risk of decreased revenues if we do not adapt our pricing models to compete successfully;
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
•
risk that our products and services fail to interoperate successfully with third-party systems;
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
•
consequences of our substantial levels of indebtedness, including the pending maturity and potential acceleration thereof in June 2024;
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

In addition, statements that include phrases such as “we believe” and similar phrases reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for these statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•
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
•
Our failure to comply with anti-corruption laws and regulations could adversely affect our reputation and business.
•
The legal industry is highly regulated and we are or may become subject to a wide range of laws and regulations, and any failure to comply with them may adversely affect our business.
•
Litigation could have an adverse effect on us.
•
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to our Substantial Indebtedness

•
Our substantial levels of indebtedness, a significant portion of which could mature as early as June 2024, could adversely affect our business.
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

Overview

We are a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 16 countries around the world. With our long- standing history and transformative acquisition in 2016 of Kroll Ontrack, a storied eDiscovery platform with history dating back to 1985, we have decades of experience designing, building, and developing innovative technology solutions that evolve with the needs of our clients. Our integrated, proprietary technology solutions enable clients to efficiently and accurately collect, process, transmit, review and recover complex and large-scale enterprise data. In conjunction with our proprietary technology, we provide immediate expert consultation and 24/7/365 support worldwide, empowering us to be a “first-call” partner for mission-critical, time-sensitive, and nuanced eDiscovery and data recovery challenges. We leverage our proprietary technology solutions and extensive industry expertise to provide a more reliable, secure and seamless experience for our clients when tackling “big data” volume, velocity, and veracity challenges.

A key example of our purpose-built innovation is Nebula, our flagship, end-to-end AI / ML powered solution that serves as a singular platform of engagement for legal and other types of data. We also offer clients the optionality they desire—KLDiscovery-developed or externally-developed software and cloud-based or a number of different on-premise data storage options. We processed 8,009 and 7,823 Legal Technology matters for the years ended December 31, 2022 and 2021 respectively, and currently average over 32,000 data recoveries annually from all types of storage media. We believe our scale, expertise, proprietary technology and optionality, and global presence uniquely positions us to be the go-to partner for our clients and solve the world’s largest and most complicated data challenges.

Since January 1, 2020, we have provided services to a highly diverse base of more than 5,800 Legal Technology clients. Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, and real estate. Our data recovery clients include corporations and individuals that need to recover and access data. Our loyal client base includes 96% of the highest-grossing law firms in the United States as ranked by American Lawyer, known as the Am Law 100, as well as 50% of Fortune 500 companies, as of December 31, 2022. We have longstanding relationships with many of our clients. For example, the average length of our relationships with our top 25 clients based on revenue for the year ended December 31, 2022 is approximately 15 years. We actively collect and review feedback from our clients to ensure we are investing in the features and services that address their ever-evolving needs. We believe our commitment to being a “first-call” provider for our clients’ largest and most complex cases has helped drive significant revenues from larger and more complex matters, with Legal Technology matters generating over $100,000 and $500,000 in revenue representing 77% and 47%, respectively, of our Legal Technology revenue during the year ended December 31, 2022.

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

In response to an increasing number of clients seeking an end-to-end, fully integrated offering, we launched our proprietary cloud-native Nebula ecosystem in 2018. Nebula is a differentiated, comprehensive platform that addresses the full lifecycle of the Electronic Discovery Reference Model, or EDRM. Nebula is designed for enterprise adoption and can be seamlessly applied to address a multitude of use cases for the global legal and corporate communities. Clients who utilize our all-in-one platform benefit from a scalable, singular repository for their legal workflow processes, while reducing costs, and reducing data security risks inherent when processing and transferring data across multiple disparate systems and service providers. Nebula also offers clients flexibility in data delivery methods; in the public cloud, in our secure data centers, behind the client’s firewall in an enterprise server-rack and at a client’s location via Nebula Portable, optionality no other provider’s proprietary platform can offer. Regardless of data storage location, clients can seamlessly manage their data through the integrated Nebula platform. Demonstrating Nebula’s potential, we have experienced strong growth in Nebula revenues. For the year ended December 31, 2022, Nebula revenue was $28.4 million, a 9.7% increase from the prior year. Our diversified and deep-rooted client relationships provide a large and loyal user base to further accelerate the adoption and growth of Nebula.

As Nebula’s capabilities continue to offer additional upstream use cases beyond eDiscovery, our clients are able to leverage our technology throughout their respective eDiscovery lifecycles. For example, we offer clients Nebula Archive, which captures data across numerous platforms and provides a secure, searchable copy of data under preservation, as well as Nebula Legal Hold, which allows clients to ingest and manage hold data from any source. We believe the breadth of Nebula presents an attractive entry point for us to engage with clients early and bring them onto our platform.

Additionally, we are a global leader of data recovery services, currently averaging over 32,000 data recoveries annually from all types of storage media. With our in-lab, remote, and on-site capabilities, we recover data at an over 80% success rate from almost any device, storage manufacturer, operating system, database, and back up format. We expect to continue to benefit from our deep data recovery competencies, given the increasing relevance of data privacy and cybersecurity issues at the institutional, governmental, and international levels.

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

Industry background

The rule of law is integral to society—it is the foundation for systems of justice, underpins government functions, and upholds fair economic transactions and social development. From multi-national corporations and governments to local businesses and individual citizens, millions rely on legal services to navigate complex matters and uphold the law in an ever-changing world. According to Statista, legal services represents one of the largest sectors in the global economy, with worldwide spend estimated to increase to $846 billion in 2023. As technology continues to revolutionize the legal services industry, there is a significant existing market opportunity for legal technology solutions that should continue to grow.

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

Electronic Discovery Reference Model (EDRM)

eDiscovery

eDiscovery is a critical component of the legal industry: parties preserve, collect, review, and exchange information electronically for the purpose of using it as evidence in a civil, criminal or investigative legal case or regulatory action. Electronically Stored Information or, ESI, in eDiscovery can range from simple data sources such as emails, word documents, and databases, to increasingly modern and complex data sources such as social media messages, cell phone data, and mobile applications, such as internal digital chat data, and audio / visual calls. The volume and complexity of eDiscovery varies significantly from case-to-case, ranging from small matters comprising little data to highly complex matters with vast amounts of enterprise data where support from technology and legal experts is essential. According to complexdiscovery.com, the worldwide eDiscovery software and services market is forecasted to grow from $14.0 billion in 2022 to $22.3 billion by 2027 due to the proliferation of data and legal challenges, thereby underscoring eDiscovery’s growing significance and use cases.

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

Information governance

Information governance is a rapidly maturing discipline, the objective of which is to enable enterprises to manage their huge and growing data estates, taking into account the many demands placed upon that data. These demands include everything from ready access to data for business utility and continuity, to data protection against ransomware and other cyber-attacks, to complying with proliferating privacy and other regulatory requirements, to responding to regulatory investigations and civil litigation. Radicati estimates the information governance market will grow to approximately $8.9 billion in 2024.

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

Data recovery

Data recovery technology providers help clients, ranging from Fortune 500 companies to individual consumers, recover data that would otherwise be lost for a myriad of reasons, such as system failures, accidental deletion, physical damage, natural disasters, ransomware or user error. Data recovery companies use software tools and physical inspection to diagnose and determine the condition of the media and what data may be recovered. Then, they make an image of the data and perform a logical reconstruction of it. In the case of physical damage, large- scale facilities are required as the device may need to be disassembled in a clean room lab and spare parts used to facilitate the recovery. According to the IDC, the worldwide data protection market, which consists of data recovery, archives, and backup spending, is expected to grow to $18.4 billion in 2025.

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
•
Partner Channel Subscriptions—Starting in 2022, we began offering multi-year agreements for Nebula based on usage tiers. With existing software solutions limited by any combination of expensive pricing models, limited features, and a lack of delivery options, we believe there is an under serviced population of buyers ranging from eDiscovery providers, law firms, corporations, to other organizations that can immediately benefit from Nebula.

For the years ended December 31, 2022 and 2021, revenues arising from usage-based agreements comprised 89.9% and 90.7% of revenue, respectively, while subscription agreements comprised 10.1% and 9.3% of revenue, respectively.

Our clients

Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, and real estate. Our data recovery clients include corporations and individuals that need to recover and access data.

Our definition of a Legal Technology client includes each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. Since January 1, 2020, we provided services to more than 5,800 Legal Technology clients. As of December 31, 2022, our clients include 96% of the Am Law 100 and 50% of Fortune 500 companies.

We have longstanding relationships with our clients; the average length of our client relationship with the top 25 clients for the year ended December 31, 2022 is 15 years. As of and for the year ended December 31, 2022 we had one single customer that represented approximately six percent (6%) of our consolidated revenues and one single customer that represented approximately six percent (6%) of our consolidated accounts receivable and, as of and for the year ended December 31, 2021, we did not have a single customer that represented more than five percent (5%) or more of our consolidated revenues or accounts receivable.

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

Founder led, proven and experienced management team

Chris Weiler, our Chief Executive Officer, co-founded our Company in 2005 with a mission to support clients through their most complex and stressful legal and data challenges. As one of the longest-tenured CEOs in the global eDiscovery sector, he provides extensive industry expertise and relationships. Moreover we have a deep team of seasoned executives, including Dawn Wilson (Chief Financial Officer) and Danny Zambito (Chief Operating Officer), Daniel Balthaser (EVP of Engineering), Robert Hunter (EVP of Global IT and eDiscovery Operations), Krystina Jones (Chief Revenue Officer), Anthony DeJohn (EVP of Product, Design, and Data Science), Oscar Vega (EVP of Global Sales and Marketing), Andy Southam (General Counsel), Lindsey Hammond (SVP of Global Talent), and Dan Clarkin (SVP of Global Managed Review Services) who have collectively spent over 185 years in the legal and technology industries. Furthermore, our sales and software development executives have worked together over the past 15+ years and developed a seamless feedback loop to improve our technology in response to the changing needs of our clients. Together, our experienced and passionate team is committed to delivering best-in-class solutions and a superior user experience to our clients worldwide.

Expansive global footprint

Our geographic presence spans 25 locations in 16 countries. Our broad reach provides us with the ability to act as a first responder when clients have urgent work requiring immediate attention. In addition, our familiarity with local laws and regulations allows us to effectively assist clients in navigating complex, cross-border situations.

Highly qualified and experienced sales force

Our sales management team recruits and retains highly qualified and experienced sales team members, focusing on expertise, knowledge and tenure, prioritizing the quality of team members over the quantity. Our top 15 sales team professionals by revenue average 16 plus years of experience in the eDiscovery industry and averaged more than $14.8 million in revenue per person for the year ended December 31, 2022, while our entire sales organization had a revenue per person average of over $5.3 million for the same period. We rely on a team of value-add sales professionals to act as consultants for their clients across a wide array of offerings. In 2020, we effectively integrated our data recovery and legal technology sales teams to better offer the full KLDiscovery portfolio of technology and solutions to a wider base of existing clients.

Established track-record with scale and financial flexibility to fund investments

Our size and scale provide us with the financial flexibility to self-fund the development of our Nebula platform as we continue to advance new product features and enhancements. We possess a unique combination of industry-leading scale, with our loyal client base of more than 5,800 Legal Technology clients and with offices in 16 different countries as of December 31, 2022, and financial flexibility. We have a strong track record of funding our growth expansion in a disciplined manner, and we believe our robust financial profile affords us the continued financial flexibility to do so.

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
•
Continue to increase adoption of Nebula on a global scale. Our large and deep-rooted client relationships on a global basis provide a loyal base to expand adoption of Nebula, in addition to new service providers, law firms, and corporations. As we continue to innovate and improve Nebula’s offerings, we plan to gradually transition our clients who rely on third-party software onto our proprietary Nebula platform. For these clients who may use a different eDiscovery platform, we believe we can increase Nebula adoption by introducing and educating these clients to the advantages of our proprietary and differentiated platform. With new functionalities continuing to be released in 2023 and beyond, such as granular document-level permissions and enhanced analytics, we believe Nebula will further differentiate itself versus offerings from other providers, thus allowing us to capture a larger total addressable market within eDiscovery.
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
•
Build partner channels. In 2022, we began to build our partner channel by selling subscriptions for Nebula, and as of December 31, 2022 we had seven partners in our partner channel. These agreements generally have a minimum one-year commitment and our goal is to have a two-year average commitment across our entire partner channel. We will leverage and broaden our partnerships with other eDiscovery providers, law firms, corporations, consulting firms and other organizations to drive growth and bring innovation to the global legal community. Nebula’s comprehensive capabilities and competitive pricing will allow us to target multiple partner market segments, spanning those seeking a single “one-stop-shop” solution to those who may require a point solution to process and triage small data volumes in-house for loading to other applications. The subscriptions are generally based on usage tiers and offer all of our technology for the client’s use, with the option to pay extra for services. By building a partner channel for Nebula, we are able to generate revenue opportunities from a brand-new population of buyers and further increase industry awareness and utilization of Nebula.
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
•
Further our presence in international markets. The eDiscovery market is global, and we continue to invest to increase our market share worldwide. We already have an established presence in 16 countries with qualified sales reps and client support. Internationally, our flexible delivery models (such as Microsoft Azure and Nebula Enterprise) enable us to more easily penetrate new markets and better adapt to the varied and unique data handling requirements and regulations that our clients face across different geographies.
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

•
Hosted in Nebula data centers—Nebula is also hosted in seven countries strategically positioned globally. We continually invest in our overall infrastructure. Running the same code as our other deployment models, our hosted SaaS deployments boast the same highly efficient, containerized, auto-scaling capabilities as do our cloud deployments. All our deployments are built for high availability, strong uptime, and robust disaster recovery and business continuity in the event of major disruptions. We maintain a global security governance program designed to meet current best-in-class security practices. Nebula’s infrastructure is regularly audited to maintain ISO 27001 certification. In addition, our data centers in North America are audited for SOC II compliance. Both audits assess the security standards, procedures, controls, and related practices deployed throughout our global operations. We believe Nebula provides the highest levels of performance, data protection, and fault tolerance, and unparalleled disaster recovery capabilities.
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

Nebula Archive

Nebula Archive provides a critical foundation to any information governance program. It captures data as it is created in dozens of platforms, such as Office 365, Slack, Box, and more. It provides the means to effectively classify and manage that data over the course of its lifecycle, including reliably preserving data subject to legal hold. It offers excellent data assurance against loss or alteration via a separate, secure copy of critical business data. It also enhances data with the ability to search and effectively retrieve targeted results, even from petabytes of source data. Lastly, it reliably and defensibly disposes of data no longer required to be retained for any business or regulatory compliance purpose.

Nebula Archive provides an alternative and/or enhancement to traditional backup solutions, particularly in the cloud era when many SaaS productivity platforms lack effective recovery means in response to inadvertent data loss, alteration, or ransomware attacks. Nebula Archive offers a platform that is designed to satisfy strict retention and data assurance regulations, such as those of FINRA and the SEC governing broker-dealer communications. In addition, it is the foundation of a cost-effective eDiscovery strategy, permitting what we believe is unprecedented insight into data very early in a case and a highly effective means of selecting the most relevant data for quick and easy promotion within the Nebula platform.

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

Client Portal

The Client Portal is a secure, web-based platform offered by KLDiscovery that provides clients with access to their data and case information. It offers real-time visibility and updates on project status, as well as the ability to collaborate and share information with other stakeholders. The Client Portal is designed to streamline communication and increase efficiency throughout the discovery process. With its user-friendly interface and robust security features, the Client Portal is a valuable tool for organizations in need of a centralized platform for managing their discovery and litigation support needs.

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

We are currently licensing Ontrack PowerControls globally to more than 200 organizations, and to over 800 channel partners for distribution to their customers.

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

We continually track over 360 different types of ransomware, a population that is always evolving and growing. Ransomware changes and develops all of the time, so we want to make sure we are watching and studying the latest changes and advancements. Studying ransomware and its ever-changing forms provides additional knowledge and experience, leading to a higher probability that we will recover data that has been lost as a result of an attack.

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

Sales

We operate with a global sales team that was integrated in 2020 across our offerings to address the specialized needs of our client base and cultivate strategic partnerships with key clients in our industry. As of December 31, 2022, our sales organization comprised of 61 professionals and is led by our sales executives and regional managers. Our business development managers have developed “first-call” relationships with several of our largest clients while providing significant expertise in the technical nature of the services.

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

Marketing

We focus on connecting with our clients through our marketing team. Our marketing campaigns are developed internally and are focused on our mantra, the “KLD Difference. One KLD.” and our “Proprietary Powerhouse” technology. We advertise in a wide variety of trade publications and at sports and entertainment events. We also sponsor a variety of events, seminars, and conferences around the world. We operate 38 global websites, which highlight our leadership, products, services, technology, industry experience, press clippings, and our community contributions. Holding true to our values, we are heavily focused on charitable donations and community work, which are highlighted on our “KLD Community” website page. We also have several video advertising campaigns which are shared via YouTube, Twitter, and LinkedIn. Additionally, we own the “ediscovery.com” domain and believe that a continued emphasis on strategic digital marketing and search engine optimization helps KLDiscovery capture significant internet search results on eDiscovery.

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

Our research and development team is based across the United States and European Union, primarily in Minnesota and Poland, with an expanding presence in Greece. As of December 31, 2022, we had 172 employees in our research and development department.

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

As of December 31, 2022, we owned 158 trademark registrations globally and had 44 trademark applications at various stages in the application process. Our material trademarks are either registered or are the subject of pending applications for registrations in the U.S. Patent and Trademark office and various non-U.S. jurisdictions (but with a focus on the European Union, the United Kingdom, Norway, Switzerland, Japan, Australia, China, Singapore and Hong Kong). We use “KLDiscovery”, “Ontrack”, and “Ibas” as our primary corporate trademarks. The trademark “KLDiscovery” has proceeded to registration in Australia, China, Brazil, the European Union, Hong Kong, Japan, India, Switzerland, and the United Kingdom. Additionally, we have applied to register “Nebula,” the brand name for our proprietary eDiscovery platform, in our key markets and, to date, applications have proceeded to registration in the United States, Japan, the European Union, United Kingdom, Hong Kong, Switzerland, and Brazil.

We use “Kroll Ontrack” and “KrolLDiscovery” subject to a license from Kroll, LLC. In October 2021, we executed an agreement with Kroll, LLC, which amended the existing trademark license agreement, and provided that our rights to use the Kroll Ontrack and KrolLDiscovery trade names will expire on October 29, 2023. Part of the terms of the amended trademark license are that the licensed marks will be withdrawn and/or cancelled upon our instructions and Kroll, LLC will be prevented from using and/or registering the same or similar marks. This agreement was a triggering event which resulted in an evaluation of impairment of our Kroll Ontrack and KrolLDiscovery tradenames capitalized as part of our 2016 Kroll Ontrack acquisition. See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements.

We are the registered owner of 573 domain names including our key domains used to promote our activities, namely: kldiscovery.com, ontrack.com, compiled.com, and ibas.com (along with many local variants of these main domain names). We are also the registered owner of ediscovery.com, which we believe helps capture significant internet traffic. Information contained on these websites or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report on Form 10-K, and the inclusion of these website addresses is an inactive textual reference only.

We own the copyright of many of our business software and tools as they have been created by employees in the course of their employment. These include the Nebula and EDR platforms, the PMDB Database (internal job tracking tool), Service Cloud (data recovery portal), PowerControls, and the various Relativity applications to enhance the license of standard Relativity platform services.

We have 18 patent registrations, including granted patents for our Nebula offering.

Human Capital Management

As of December 31, 2022, we had 2,434 employees. This total includes 1,163 regular employees and 1,271 temporary contingent employees who are employed on a project basis to work on active managed review matters. Our employees are not represented by a labor union, and we have not experienced any work stoppages. We believe employee relations are good.

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

We believe that an inclusive culture where all employees feel valued and engaged makes KLDiscovery a desirable place to work, helps us to attract key talent and retain employees as they grow in their careers and fosters an environment that enhances each individual’s productivity and professional satisfaction. KLDiscovery has an Inclusion & Diversity program focused on commitment to inclusion and diversity through our Culture & Environment, Business & Technology, and Community & Partnerships. The program includes employee-led Business Resource Groups dedicated to promoting and integrating inclusion and diversity throughout the organization.

As of December 31, 2022, not including contingent employees who were employed temporarily to work on active managed review matters, our employees, including those employed by region, were located as follows:

Region	Percentage
North America	67%
Europe, Middle East, and Africa	29%
Asia Pacific	4%

In order to comply with local employee-related laws, we do not require our employees to disclose their race and ethnicity. As of December 31, 2022, based on self-reported information of approximately 66% of our U.S. based employees, and not including contingent employees who were employed temporarily to work on active managed review matters, our gender and ethnicity demographics were as follows:

Gender	Employee Percentage
Female	33%
Male	67%

Ethnicity	Employee Percentage
Asian	8.7%
Black / African American	5.3%
Hispanic / Latin	6.5%
Multiracial, Native American and Pacific Islander	3.4%
White	76.0%

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

Furthermore, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allowed for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice, or CJEU, and this was followed on September 8, 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies were accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal data from the EEA to the United States. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) upon which we rely for intra group transfers of personal information (and which is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the EU) has issued guidance concerning data transfers following these CJEU decisions which places a higher burden on compliance for data transfers. The European Union has re-issued the standard contractual clauses which must be used for all new personal data transfers after September 27, 2021 (with the sunset date for existing personal data transfers expiring on December 27, 2022 meaning that any existing personal data transfers were subject to the new standard contractual clauses by this date). The European Commission has just announced a new Data Privacy Framework with the United States, and this may eventually replace the E.U. – U.S. Privacy Shield Framework.

The United Kingdom’s exit from the European Union has also imposed different requirements on personal data transfers with the introduction of the International Data Transfer Agreement and the Addendum to the E.U. standard contractual clauses in March 2022. Given these legal developments and the United Kingdom's potential long-term divergence from E.U. law, long-term validity of United Kingdom data protection measures remains uncertain, and we could be impacted by changes in law, including any future review of transfer mechanisms by the European courts or any supervisory authorities, which could require us to undertake substantial additional review of agreements on a going forward basis. If further legal bases for transferring personal information from Europe (or even the United Kingdom) to the United States are invalidated, or if we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our solutions or could adversely affect our financial results.

The California Consumer Protection Act, or CCPA, which became effective on January 1, 2020, introduced the most stringent data privacy laws in the United States to date, though several other states have passed or are in the process of passing laws and regulations governing privacy of their residents. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and affords such residents expanded rights to access and delete their personal information and certain opt-out rights for sales of personal information. The CCPA includes a private right of action for certain data breaches, with potential for severe statutory damages. In November 2020, California voters passed the California Privacy Rights Act of 2020, or the CPRA. The CPRA further expands the CCPA, imposing additional data privacy compliance requirements that may impact our business, and establishing a regulatory agency dedicated to enforcing those requirements. In addition, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023, and Colorado enacted the Colorado Privacy Act, which will go into effect partially on July 1, 2023; both laws are substantively similar to the CCPA and the CPRA in many respects, but also include their own unique compliance requirements. Certain aspects of the interpretation and enforcement of these laws remain uncertain as regulating bodies in these jurisdictions continue to work out applicability and scope of the laws and regulations. Comprehensive privacy laws have also been proposed in several other states and at the federal level. The effects of such laws could be significant and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the Processing and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Companies like ours that operate on a national and international scale are responsible for monitoring and complying with the patchwork of state requirements in the United States as well as other jurisdictions worldwide.

Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others (including clients), a loss of client confidence, damage to our brand and reputation or a loss of clients, any of which could have an adverse effect on our business. In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with clients. For example, some countries have adopted laws mandating that personal information regarding clients in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service, and business operations to limit personal information Processing to within individual countries could increase our operating costs significantly and require that we establish a physical presence in a country or region where we otherwise may not have opened any facilities.

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

Corporate information

The mailing address of our principal executive office is 9023 Columbine Road, Eden Prairie, MN 55347 and the telephone number is (703) 288-3380. Our website address is www.kldiscovery.com. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report on Form 10-K.

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

Implications of being an emerging growth company and smaller reporting company

We are an “emerging growth company,” as defined under Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include:

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

We will remain an emerging growth company until the earlier of (i) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which the market value of our common stock held by non-affiliates is greater than $700.0 million as of the last business day of our second quarter of that fiscal year, and (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. These include:

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

Item 1A. Risk Factors.

RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before you make an investment decision regarding our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our securities. Additionally, macroeconomic conditions may amplify many of the risks discussed below to which we are subject and may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not currently consider to present material risk.

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

Furthermore, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on July 16, 2020, the E.U.-U.S. Privacy Shield Framework, which allowed for the transfer of personal data from the US to the EU, was invalidated by the European Court of Justice, or CJEU, and this was followed on September 8, 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies were accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal data from the EEA to the United States. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) upon which we rely for intra group transfers of personal information (and which is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the EU) has issued guidance concerning data transfers following these CJEU decisions which places a higher burden on compliance for data transfers. The European Union has re-issued the standard contractual clauses which must be used for all new personal data transfers after September 27, 2021 (with the sunset date for existing personal data transfers expiring on December 27, 2022 meaning that any existing personal data transfers were subject to the new standard contractual clauses by this date). The European Commission has just announced a new Data Privacy Framework with the United States and this may eventually replace the E.U. – U.S. Privacy Shield Framework.

The United Kingdom’s exit from the European Union has also imposed different requirements on personal data transfers with the introduction of the International Data Transfer Agreement and the Addendum to the E.U. standard contractual clauses in March 2022. Given these legal developments and the United Kingdom’s potential long term divergence from E.U. law, the long-term validity of United Kingdom data protection measures remains uncertain, and we could be impacted by changes in law, including any future review of transfer mechanisms by the European courts or any supervisory authorities, which could require us to undertake substantial additional review of agreements on a going forward basis. If further legal bases for transferring personal information from Europe (or even the United Kingdom) to the United States are invalidated, or if we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our solutions or could adversely affect our financial results.

The California Consumer Protection Act, or CCPA, which became effective on January 1, 2020, introduced the most stringent data privacy laws in the United States to date, though several other states have passed or are in the process of passing laws and regulations governing privacy of their residents. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and affords such residents expanded rights to access and delete their personal information and certain opt-out rights for sales of personal information. The CCPA includes a private right of action for certain data breaches, with potential for severe statutory damages. In November 2020, California voters passed the California Privacy Rights Act of 2020, or the CPRA. The CPRA further expands the CCPA, imposing additional data privacy compliance requirements that may impact our business, and establishing a regulatory agency dedicated to enforcing those requirements. In addition, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023, and Colorado enacted the Colorado Privacy Act, which will go into effect partially on July 1, 2023; both laws are substantively similar to the CCPA and the CPRA in many respects, but also include their own unique compliance requirements. Certain aspects of the interpretation and enforcement of these laws remain uncertain as regulating bodies in these jurisdictions continue to work out applicability and scope of the laws and regulations. Comprehensive privacy laws have also been proposed in several other states and at the federal level. The effects of such laws could be significant and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the Processing and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Companies like ours that operate on a national and international scale are responsible for monitoring and complying with the patchwork of state requirements in the United States as well as other jurisdictions worldwide.

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

Industry pricing models are evolving, and we anticipate that clients may increasingly request alternative pricing models. These alternative pricing models may exacerbate existing pricing pressures, require investments in different product solutions or place us at a competitive disadvantage relative to our competitors. Moreover, the use of evolving technology by our clients to develop more complex pricing models may lead to additional pricing pressures. If we are unable to adapt our operations to these evolving pricing models, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

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

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. COVID-19 began to spread globally in late 2019, was declared a pandemic by the World Health Organization and continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, clients and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. KLDiscovery was eligible for federal government stimulus incentives, including U.S. payroll tax deferral and employee retention tax credits. For the year ended December 31, 2020, we deferred $4.0 million in payroll taxes, of which we repaid $2.0 million in December 2021 and $2.0 million of which was paid in December 2022. As of December 31, 2021, we claimed tax credits of $3.2 million, primarily related to the retention of our employees. As of December 31, 2022, we have received $2.7 million of these credits, which we do not have to repay.

Our business has been adversely affected by the COVID-19 pandemic and may be similarly adversely affected by future pandemics or the global response thereto. Primarily due to the impact of COVID-19, our revenues decreased 7.2% for the year ended December 31, 2020 as compared to the prior year as many clients delayed new litigation and court systems closed for a period of time and were slow to reopen. The COVID-19 pandemic has also adversely affected many industries as well as the economies and financial markets of many countries, in some countries, causing a significant deceleration of economic activity. This slowdown at times reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to corporate downsizing and increased unemployment. We also saw significant disruption of and have continued to see extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of future pandemics on the United States and world economies could be similar, or worse, and impact all segments of the global economy, resulting in a significant recession or worse, any of which could impact our business.

A future pandemic or an unexpected worsening of the COVID-19 pandemic and the related events could have a negative effect on our business and could accelerate or magnify one or more of the risks described elsewhere in this Annual Report on Form 10-K, and the full extent and scope of the impact on our business and industry, as well as on national, regional and global markets and economies, cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected.

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

We are in the process of implementing new consolidated business systems across our global operations which we expect to complete in coming years. We rely on our IT to help us effectively manage our client relationships, sales information, order processing and support and marketing services, and we anticipate that the implementation of new consolidated business systems will improve our processes. However, implementations such as these are complex and time-consuming projects that require transformations of business and finance processes, and there is a risk that implementation of these new systems will not achieve these expected benefits as quickly as anticipated or at all. In addition, there can be no assurance that there will not be errors, delays or other related issues resulting from the transition to our new business systems and adjustments to associated business processes, or that we will be able to fix any error or issue. These risks include loss of information, the compromise of data integrity and control systems and the potential disruption to our normal business operations and financial reporting processes. Additionally, if the new system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess those controls adequately could be delayed. Such errors, interruptions, delays or other issues may also result in unanticipated costs or expenditures and divert the attention of key senior management away from other aspects of our business, any of which may adversely affect our business, financial condition and results of operations.

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

We may not be able to increase the amount of revenues or cash flow we generate, and we might continue to incur net losses for some time as we continue to grow. We have experienced net losses for a number of years, including net losses of $(43.2) million and $(60.5) million for the years ended December 31, 2022 and 2021, respectively, and we may incur net losses in the future. As of December 31, 2022, we had an accumulated deficit of $359.1 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to grow our business, hire additional personnel, expand our operations and infrastructure and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

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

Our success and future growth depend upon our ability to attract, train, motivate and retain highly qualified technical, managerial, and sales and marketing employees in order to implement our corporate development strategy and operations. Our ability to increase our client base and usage of our solutions, including Nebula, will significantly depend on our ability to successfully retain our sales and marketing teams and execute our sales strategy. Further, our top three sales representatives were responsible for approximately 28% of our sales for the twelve-months ended December 31, 2022. If any of our top sales personnel cease working for us, we may lose existing business from clients who had relationships with specific sales representatives and we may not be able to grow our business as quickly, or to the extent, we expect. There is a limited pool of employees who have the requisite skills, training and education. We face intense competition for qualified individuals from numerous technology, software, startup and emerging growth companies, which are active in many of the technical areas and geographic regions in which we conduct product development. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees. For example, we have agreed to provide payments to various current employees in connection with certain changes of control, and such payments may, in the aggregate, be material to us. Further, because our common stock is not listed on a national securities exchange, our ability to use equity compensation may be more limited, and this type of compensation may not be as attractive to a prospective employee as it would if we were listed on an exchange. If we are unable to continue to successfully recruit and retain the most skilled and capable senior managers and key technical and sales employees, particularly in connection with our current plan to significantly increase our sales and marketing and research and development teams, our ability to implement our business plan, growth strategy and develop and maintain our software and solutions, including Nebula, could be adversely affected, any of which could adversely affect our business, financial condition and results of operations.

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

In the past we have grown through acquisitions and we may continue to do so in the future. Achieving the anticipated benefits of any acquisitions depends on a number of factors, including whether we can identify and execute on suitable acquisition targets as well as integrate new businesses in an efficient and effective manner. The acquisition and integration of any acquired businesses involves a number of risks, including, but not limited to: the complexity, time and costs associated with the acquisition and integration process, the diversion of management’s time and attention, the assumption of liabilities of the acquired businesses, including unknown liabilities and litigation related to the acquired business, the impairment of relationships with our existing clients and business partners or of those of the acquired business and the addition of acquisition-related debt as well as increased expenses and working capital requirements.

The successful acquisition and integration of any businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened product and solutions and expanded geographic market coverage, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining operations and systems which may not be fully compatible and may be geographically distant, we may not be able to achieve the financial strength and growth and other benefits we anticipate from an acquisition. Any failure to integrate acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate could adversely affect our business, financial condition and results of operations.

Our international business operations subject our business to additional risks.

We have significant international operations with 25 locations in 16 countries, including data centers in Canada, England, France, Germany, Ireland and Japan. We may expand our international operations if we identify growth opportunities. Our international operations are subject to the following risks, among others:

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

•
political unrest, international hostilities, military actions, including, without limitation, the war in Ukraine, terrorist or cyber-terrorist activities, other geopolitical events, natural disasters, pandemics, and infrastructure disruptions;

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

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing solutions or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the long-term impact of the United Kingdom’s exit from the European Union (Brexit), which could be material. Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially affected.

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

Based on the results of the annual impairment test as of October 1, 2022 and the qualitative assessment performed as of December 31, 2022, we concluded that the fair value of our reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position. For example, we recorded an impairment charge of $22.5 million in 2021 associated with our intangible assets.

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

•
macroeconomic conditions and other factors affecting client budgets, including inflation;

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

Risks Related to our Substantial Indebtedness

Our substantial levels of indebtedness, a significant portion of which could mature as early as June 2024, could adversely affect our business.

As of December 31, 2022, we had approximately $539.6 million of indebtedness, including $244.8 million in the form of convertible debentures due December 2024 (the “Debentures”) and $294.8 million under the 2021 Credit Agreement that matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the 2021 Credit Agreement matures on June 19, 2024.

As of December 31, 2022, we did not have any amounts outstanding under our revolving credit facility. Additionally, under our credit facility, we may borrow up to $50 million in the form of delayed draw term loans and, subject to outstanding letters of credit, up to $40 million under our revolving credit facility, as described in Note 7 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, as our indebtedness matures in 2024, or if we are unable to service our high level of indebtedness, we may need to restructure or refinance all or a portion of our indebtedness, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. Furthermore, we may not be able to invest in our business and as a result, we may not be able to achieve our forecasted results of operation.

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

•
general macroeconomic and political conditions, including an economic slowdown, increased interest rates or inflation;

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

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. Recently, there has been increased focus by government agencies and plaintiff firms on transactions such as the Business Combination, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders or former holders of our securities as a result, which could adversely affect the price of our common stock.

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

We have warrants outstanding to purchase up to an aggregate of 29,350,000 shares of common stock at an exercise price of $11.50 per share. To the extent the price of our common stock rises above the exercise price of these warrants and they are exercised, an existing stockholder’s investment in the company will be diluted. Further, the warrants that were issued in a private placement concurrent with the consummation of the IPO, or the Private Warrants, can be exercised on a cashless basis, meaning we would not receive any cash proceeds in connection with any such exercise. We also may issue an aggregate of 2,200,000 shares of common stock to certain of our stockholders if the reported closing sale price of our common stock equals or exceeds $13.50 per share for any 20 consecutive trading days during the five-year period following the closing of the Business Combination on December 19, 2019. As of December 31, 2022, 11,760,678 shares of common stock were reserved under the 2019 Plan, of which 2,145,118 shares of common stock remained available for issuance. We have filed registration statements on Form S-8 under the Securities Act registering these shares under our 2019 Plan and outstanding awards issued under our 2019 Plan. Subject to the terms of the awards pursuant to which these shares have been or may be granted, and except for shares held by affiliates who will be subject to the resale restrictions described below, the shares issuable pursuant to awards granted under our stock incentive plans will be available for sale in the public market immediately.

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

We are an emerging growth company and a smaller reporting company, and, for as long as we continue to be either, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies or smaller reporting companies, including, but not limited to: including only two years of audited financial statements in our Annual Reports on Form 10-K and Securities Act registration statements; not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding our business, executive compensation, corporate governance and other matters in our registration statements, periodic reports and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have chosen to “opt in” to this extended transition period for complying with new or revised accounting standards and, as a result, we are not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised standards on a non-delayed basis. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, which occurs in February 2024; (ii) the last day of the fiscal year during which our total annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) both our annual revenue is $100 million or more during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is $700 million or more as of the last business day of our second fiscal quarter of that year. We will cease being a smaller reporting company as of the last business day of the second fiscal quarter of any fiscal year on which either (i) the market value of our common stock held by non-affiliates is $250.0 million or more as of such date or (ii) both our annual revenue was $100 million or more during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is $700 million or more as of such date. However, we may continue relying on the reduced reporting requirements of smaller reporting companies through the Annual Report on Form 10-K for the fiscal year in which we no longer qualify as a smaller reporting company. Therefore, we may continue to qualify as a smaller reporting company even after we cease to be an emerging growth company. We cannot predict if investors will find our common stock less attractive because we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may decline or be more volatile.

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

The table below presents summary information regarding our material properties as of December 31, 2022.

Country	Location	Legal Technologies Office	Data Storage Technologies Office	Managed Review Facility	Data Center	Clean Room
Australia	Brisbane	X	X			X
Canada	Toronto		X			X
Canada	Toronto				X
China	Shanghai	X
France	Paris	X	X			X
France	Paris				X
Germany	Boblingen	X	X			X
Germany	Frankfurt				X
Greece	Athens	X
Hong Kong	North Point		X			X
Hong Kong	Won Chai	X
Ireland	Balleycoolin				X
Italy	Varese		X			X
Japan	Tokyo	X	X			X
Japan	Tokyo				X
Netherlands	Amersfoort		X			X
Norway	Kongsvinger	X	X			X
Poland	Katowice	X	X	X		X
Switzerland	Wallisellen		X			X
United Kingdom	London	X	X			X
United Kingdom	Slough				X
United States	Austin, Texas	X			X
United States	Brooklyn Park, Minnesota				X
United States	Eden Prairie, Minnesota	X	X		X	X
United States	Fairfax, Virginia	X

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

As of December 31, 2022, there were 55 holders of record of our common stock, and 9 holders of record of our warrants. The number of holders of record does not represent the actual number of beneficial owners of our common stock because the shares of common stock are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote and/or dispositive power with respect to their shares.

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

Maintain and grow client base while driving greater penetration

Retaining and expanding revenues generated from existing clients, while continuing to grow the number of net new clients, are among the key drivers of our revenue growth. We believe our position as the differentiated legal technology provider with proprietary, state of the art, EDRM software combined with our white-glove services will help drive retention and support client growth. With the proliferation of enterprise data and increasing technological transformation within the legal industry, we believe there is a sizable and growing potential untapped market seeking to harness technology-based solutions like ours. By expanding our product offerings beyond eDiscovery to capture more of the information governance market and other parts of the EDRM, specifically data hosting and data processing, we believe we can drive increased product spending on our platform from existing clients. We believe that our competitive advantages enable us to effectively retain and further grow revenues derived from our existing clients as well as acquire new clients, as demonstrated by the consistent growth in our number of clients. As of December 31, 2022, we had 5,870 Legal Technology clients, an increase from 5,482 as of December 31, 2021. Our product pricing, marketing efforts, and the strategies of our competitors are all factors that will influence our client retention and growth.

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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	December 31,
	2022	2021
Legal Technology clients	5,870	5,482
Nebula clients	1,593	1,200

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	December 31,
	2022	2021
Legal Technology matters	8,009	7,823
Nebula matters	1,175	927

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. During the years ended December 31, 2022 and 2021, respectively, 47% and 47% of Legal Technology revenue was produced by matters that generated revenues of greater than $500,000, and 77% and 77% of our Legal Technology revenues were generated by matters of greater than $100,000 during the relevant period.

Legal Technology net revenue retention

We calculate our Legal Technology net revenue retention rate by dividing (1) total Legal Technology revenue in the twelve-month period from accounts that generated Legal Technology revenue during the corresponding immediately preceding twelve-month period by (2) total Legal Technology revenue in the immediately preceding twelve-month period generated from those same accounts. Our Legal Technology net revenue retention rate includes revenue from use of Nebula.

	Twelve Months Ended December 31,
	2022	2021
Legal Technology net revenue retention	94%	107%

For the years ended December 31, 2022 and 2021, our Legal Technology revenue was $282.8 million and $276.3 million, respectively, and our data recovery revenue was $34.6 million and $44.1 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to frequency of matters, client upsell, cross-sell, and churn. We believe global macroeconomic challenges, including inflation and the war in Ukraine, had a significant adverse impact on the Company and the overall market in 2022. Large jobs were delayed and significant revenue opportunities that we typically rely on were not as abundant as we expected. Our revenues increased during the fourth quarter of the year as we saw an uptick in large jobs. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the years ended December 31, 2022 and 2021, our Legal Technology revenue was $282.8 million and $276.3 million, respectively, and our data recovery revenue was $34.6 million and $44.1 million, respectively. For the years ended December 31, 2022 and 2021, Legal Technology revenue from our technology solutions other than Nebula was $254.4 million and $250.4 million, respectively, and revenue from Nebula was $28.4 million and $25.9 million, respectively.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. We intend to continue to increase our investment in research and development to further develop our proprietary technology and support further penetration and adoption of our offerings, including our end-to-end Nebula platform, including through hiring additional personnel. We expect these investments to cause research and development expense to slightly increase over the prior year, while staying fairly consistent as a percentage of revenue in 2023 and thereafter. We expect sales and marketing expense to decline in the next year as we realize the full year benefits of the optimization of data recovery personnel as we unified our inbound and business development teams. The optimization of personnel combined with anticipated increased revenue will result in slightly decreasing sales and marketing expense as a percentage of revenue in the next year and normalizing as a percentage of revenues thereafter. We also expect general and administrative expense to decrease in the next year due to savings associated with the consolidation of our real estate footprint, as well as vacated lease costs and public offering costs that are not expected to recur in 2023. General and administrative expense as a percentage of revenue is expected to decline over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

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

RESULTS OF OPERATIONS

Impacts of the COVID-19 pandemic on the Company’s Business

The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainty as well as uncertainty within our business and industry. We have taken proactive measures to protect the health and safety of our employees, customers, partners and suppliers, consistent with governmental guidelines.

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

On March 27, 2020, the President signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in the 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility was increased from 30% to 50% of taxable income. As permitted under the CARES Act, the Company deferred $4.0 million of payroll taxes due in 2020, of which $2.0 million was paid in December 2021 and $2.0 was paid in December 2022. The President has announced that the current public health emergency declaration will end on May 11, 2023.

For the year ended December 31, 2022 compared with the year ended December 31, 2021

The results for the periods shown below should be reviewed in conjunction with our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

	For The Years Ended December 31,
(in millions)	2022	2021
Revenues	$317.4	$320.5
Cost of revenues	165.4	164.0
Gross profit	152.0	156.5
Operating expenses	$139.9	161.8
Income (loss) from operations	12.1	(5.3)
Interest expense	54.7	50.4
Change in fair value of Private Warrants	(1.2)	(2.0)
Loss on debt extinguishment	—	7.3
Other expense	0.1	0.0
Loss before income taxes	(41.5)	(61.0)
Income tax provision (benefit)	1.7	(0.5)
Net loss	(43.2)	(60.5)
Total other comprehensive income, net of tax	(6.9)	(4.5)
Comprehensive loss	$(50.1)	$(65.0)

	For The Years Ended December 31,
(in millions)	2022	2021
Net loss	$(43.2)	$(60.5)
Interest expense	54.7	50.4
Income tax provision (benefit)	1.7	(0.5)
Extinguishment of debt	—	7.3
Impairment of intangible asset	—	22.5
Depreciation and amortization expense	31.2	38.0
EBITDA (1)	$44.4	$57.2
Acquisition, financing and transaction costs	5.8	2.7
Stock compensation and other	5.3	4.2
Change in fair value of Private Warrants	(1.2)	(2.0)
Restructuring costs	2.8	1.0
Systems establishment	1.0	2.1
Adjusted EBITDA (1)	$58.1	$65.2

(1) EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased by $3.1 million, or 1.0%, to $317.4 million for the year ended December 31, 2022 as compared to $320.5 million for the year ended December 31, 2021. This is due to decreased data recovery revenue of $9.5 million. This decrease was partially offset by increased Legal Technology revenue of $6.5 million, including an increase of $2.5 million from Nebula. The increase in Legal Technology revenue is due to the higher volume of matters, while the decrease in data recovery revenue is due to a lower volume of large jobs due to global macroeconomic challenges, including inflation and the war in Ukraine, which had a significant impact on the Company and the overall market.

Cost of Revenues

Cost of revenues increased by $1.4 million, or 0.9%, to $165.4 million for the year ended December 31, 2022 as compared to $164.0 million for the year ended December 31, 2021. This increase is primarily due to increased payroll benefits of approximately $1.4 million due to increased health care claims, increased software and hardware expense of $0.6 million, and increased severance expense of $0.8 million, partially offset by decreased outsourced managed review labor expense of $1.5 million, and decreased wages of $0.9 million. In addition, amortization expense increased by $0.8 million as new internally developed software intangible assets were placed into service in 2022. As a percentage of revenue, our cost of revenues for the year ended December 31, 2022 slightly increased to 52.1% as compared to 51.2% for the year ended December 31, 2021. This increase was due to the lower revenue and the factors noted above.

Gross Profit

Gross profit decreased by $4.5 million, or 2.9%, to $152.0 million for the year ended December 31, 2022 as compared to $156.5 million for the year ended December 31, 2021. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the year ended December 31, 2022 decreased slightly to 47.9% as compared to 48.8% for the year ended December 31, 2021.

Operating Expenses

Operating expenses decreased by $21.9 million, or 13.5%, to $139.9 million for the year ended December 31, 2022 as compared to $161.8 million for the year ended December 31, 2021. This decrease is due to the $22.5 million impairment charge recorded in 2021 associated with our intangible assets and decreased depreciation and amortization expense of $8.1 million due to more assets becoming fully depreciated. These decreases were partially offset by vacated lease costs of $1.9 million more than the prior year associated with the consolidation of our real estate footprint, the write off of $1.1 million of previously deferred costs incurred in 2021 related to a cancelled public offering planned for 2022, increased personnel expense in research and development of $3.0 million, and increased sales and marketing of $2.7 million due to planned investment in personnel. As a percentage of revenue, our operating expenses for the year ended December 31, 2022 decreased to 44.1% as compared to 50.5% for the year ended December 31, 2021 due to the factors noted above.

Interest Expense

Interest expense increased by $4.3 million, or 8.5%, to $54.7 million for the year ended December 31, 2022 as compared to $50.4 million for the year ended December 31, 2021. The majority of this increase in interest expense is due to an increase in the variable interest rate on the borrowings under the 2021 Credit Agreement, which resulted in a $3.0 million increase in interest expense, and an increase in the debt balance due to paid-in-kind interest on our Debentures which resulted in a $0.3 million increase in interest expense.

Loss on Debt Extinguishment

For the year ended December 31, 2021, we incurred a loss on debt extinguishment of $7.3 million in connection with the retirement of the credit agreement originally entered into in 2016 and the related revolving credit facility.

Change in Fair Value of Private Warrants

During the first quarter of 2021, the Company determined that the Private Warrants, which had historically been accounted for as a component of equity, should be reclassified and recorded as a liability at fair value during each reporting period. For the twelve months ended December 31, 2022 and 2021, we recorded an adjustment to the Private Warrants liability of $1.2 million and $2.0 million, respectively.

Income Tax (Benefit) Provision

During the years ended December 31, 2022 and 2021, the Company recorded an income tax provision of $1.7 million and a benefit of $(0.5) million, respectively, resulting in an effective tax rate of (4.1%) and 0.8%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the year ended December 31, 2022 decreased from the year ended December 31, 2021 primarily due to the impairment charge recorded in 2021 associated with our intangible assets due to the termination of our license to use the Kroll Ontrack and KrolLDiscovery tradenames, which caused a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

We reported pre-tax loss of $(41.5) million during the year ended December 31, 2022 with an effective tax rate of (4.1%), resulting in a $1.7 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused an increase in the tax provision of $8.3 million. Without this item, our effective tax rate would have been approximately 16.0%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

We reported pre-tax loss of $(61.0) million during the year ended December 31, 2021 with an effective tax rate of 0.8%, resulting in a $(0.5) million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $11.0 million. Without this item, our effective tax rate would have been approximately 18.8%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

Net Loss

Net loss for the year ended December 31, 2022 was $(43.2) million compared to $(60.5) million for the year ended December 31, 2021. Net loss decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of December 31, 2022, we had $32.6 million in cash compared to $46.5 million as of December 31, 2021. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities.

Our Debentures mature in December 2024 and our Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans mature on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the loans outstanding under the 2021 Credit Agreement mature on June 19, 2024. Our ability to refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 credit agreement discussed below.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans are available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of December 31, 2022, there was no outstanding Delayed Draw Term Loans.

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On December 31, 2022, the balance due was $294.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of approximately 4.73%. On December 31, 2021, the balance due was $297.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of 1.00%.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the loans outstanding under the 2021 Credit Agreement mature on June 19, 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of December 31, 2022.

Revolving Credit Loans

The 2021 Credit Agreement also provides for the Revolving Credit Loans, an unfunded revolver commitment for borrowing up to $40.0 million. As of December 31, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding. See Note 15— Commitments and contingencies to our audited consolidated financial statements.

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

Convertible Debentures

On December 19, 2019, the Company issued the Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At December 31, 2022 and December 31, 2021, the balance due under the Convertible Debentures was $244.8 million and $229.4 million, respectively.

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

The Debentures are convertible into shares of the common stock at the option of the Debenture holders at any time and from time to time at a price of $18 per share, subject to certain adjustments. On June 16, 2022, pursuant to the contractual requirement with the holders of the Debentures, at the 2022 Annual Meeting of Stockholders, the Company sought and obtained the Company’s stockholders approval of the issuance of shares of Common Stock in connection with the conversion of the Debentures into shares of Common Stock. In the event the Company elects to redeem any Debentures, the holders have a right to purchase common stock from the Company in an amount equal to the amount redeemed at the conversion price.

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2022, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Net cash provided by (used in):
Operating activities	$7,950	$10,099
Investing activities	$(16,189)	$(12,488)
Financing activities	$(4,981)	$(1,761)
Effect of foreign exchange rates	$(619)	$(583)
Net (decrease) increase in cash	$(13,839)	$(4,733)

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $8.0 million for the year ended December 31, 2022 as compared to $10.1 million for the year ended December 31, 2021. The decrease in net cash provided is due to a $32.1 million decrease in non-cash expenses partially offset by a $17.4 million decrease in net loss and a $12.6 million decrease in cash used for working capital. The period over period decrease in non-cash expenses is primarily due to a $22.5 million decrease in impairment charges, a $7.3 million decrease in loss on debt extinguishment, and a $6.8 million decrease in depreciation and amortization, partially offset by a $1.2 million increase in stock-based compensation and a $1.3 million increase in deferred tax expense. The decrease in cash used for working capital for the period is primarily due to a $4.7 million decrease in changes to accounts receivable, a $6.9 million decrease in changes to accounts payable and accrued expenses, a $2.0 million decrease in changes to prepaid expense and other current assets, and a $1.1 million increase in changes to deferred revenue. Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Net cash provided by operating activities for the year ended December 31, 2022 includes $2.9 million of capitalized implementation costs used for cloud computing agreements reflecting the implementation of ASU 2018-15. Prior to the implementation of ASU 2018-15 capitalized implementation costs related to cloud computing agreements were included in investing activities and totaled $2.1 million for the year ended December 31, 2021.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $16.2 million for the year ended December 31, 2022 as compared to net cash used in investing activities of $12.5 million for the year ended December 31, 2021. The increase in cash used in investing activities is due primarily to increased purchases of property and equipment of $3.7 million.

Cash Flows Used In Financing Activities

For the year ended December 31, 2022, net cash used in financing activities of $5.0 million related to the payments of long-term debt of $3.0 million and finance lease obligations of $2.0 million. For the year ended December 31, 2021, net cash used in financing activities of $1.8 million related to the payments of long-term debt of $2.3 million and finance lease obligations of $2.5 million, partially offset by cash generated from refinancing of the first lien debt of $2.9 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements for a summary of our significant accounting policies. There were no material changes during the year ended December 31, 2022. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

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

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Comprehensive Loss is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return, but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2022, deferred tax asset valuation allowances totaled $91.9 million, primarily related to federal and state net operating losses available to carry forward to future years and, interest expense disallowance carryovers. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our expectation that the reversal of existing taxable temporary differences will provide a source of taxable income to realize these deferred tax assets.

We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. As of December 31, 2022, unrecognized tax benefits totaled $1.0 million, related to U.S. federal and state net operating losses available to carry forward to future years. However, due to the Company’s determination that the U.S. federal and state net operating losses for the unrecognized tax benefit would likely be realized, a valuation allowance offset was recorded against the unrecognized tax benefit, resulting in no effective tax rate impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans, the $40 million Revolving Credit Loans, and the $50 million Delayed Draw Term Loans. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at December 31, 2022 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the twelve months ended December 31, 2022 and 2021, we generated the equivalent of $49.6 million and $64.1 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately by $0.5 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of KLDiscovery Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLDiscovery Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and the related amendments.

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

Tysons, Virginia

March 16, 2023

KLDiscovery Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$32,629	$46,468
Accounts receivable, net of allowance
for doubtful accounts of $5,403 and $9,774, respectively	95,727	93,273
Prepaid expenses	10,726	9,669
Other current assets	1,175	1,133
Total current assets	140,257	150,543
Property and equipment
Computer software and hardware	71,720	73,677
Leasehold improvements	25,869	26,796
Furniture, fixtures and other equipment	2,209	3,064
Accumulated depreciation	(79,958)	(81,261)
Property and equipment, net	19,840	22,276
Operating lease right of use assets, net	12,412	—
Intangible assets, net	46,862	59,291
Goodwill	391,114	395,759
Other assets	8,957	8,535
Total assets	$619,442	$636,404
Current liabilities
Current portion of long-term debt, net	$3,000	$3,000
Accounts payable and accrued expense	25,009	27,067
Operating lease liabilities	7,850	—
Current portion of contingent consideration	—	646
Deferred revenue	4,536	4,800
Total current liabilities	40,395	35,513
Long-term debt, net	524,529	507,706
Deferred tax liabilities	7,793	6,772
Long term operating lease liabilities	10,340	—
Other liabilities	2,694	8,559
Total liabilities	585,751	558,550
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,920,136 and 42,684,549 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	391,977	386,028
Accumulated deficit	(359,141)	(315,967)
Accumulated other comprehensive income	851	7,789
Total stockholders' equity	33,691	77,854
Total liabilities and stockholders' equity	$619,442	$636,404

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(in thousands)	Year ended December 31, 2022	Year ended December 31, 2021

Revenues	$317,432	$320,477
Cost of revenues	165,454	163,958
Gross profit	151,978	156,519
Operating expenses
General and administrative	63,294	61,245
Research and development	13,486	10,265
Sales and marketing	43,570	39,892
Impairment of intangible asset	—	22,529
Depreciation and amortization	19,593	27,863
Total operating expenses	139,943	161,794
Income (loss) from operations	12,035	(5,275)
Other expenses
Other expense	54	25
Change in fair value of Private Warrants	(1,207)	(1,969)
Interest expense	54,650	50,402
Loss on debt extinguishment	—	7,257
Loss before income taxes	(41,462)	(60,990)
Income tax provision (benefit)	1,712	(447)
Net loss	$(43,174)	$(60,543)
Other comprehensive loss, net of tax
Foreign currency translation	(6,938)	(4,465)
Total other comprehensive loss, net of tax	(6,938)	(4,465)
Comprehensive loss	$(50,112)	$(65,008)
Net loss per share - basic and diluted	$(1.01)	$(1.42)
Weighted average shares outstanding - basic and diluted	42,709,706	42,601,745

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock Issued
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance as of December 31, 2020	42,529,017	4	$385,387	$(255,424)	$12,254	$142,221
Share-based compensation	—	—	4,080	—	—	4,080
Exercise of stock options	4,676	—	38	—	—	38
Stock issued in exchange for vested units	103,622	—	—	—	—	—
Private warrants	—	—	(3,810)	—	—	(3,810)
Consideration for acquisition	47,234	—	333	—	—	333
Foreign exchange translation	—	—	—	—	(4,465)	(4,465)
Net loss	—	—	—	(60,543)	—	(60,543)
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	5,282	—	—	5,282
Exercise of stock options	—	—	—	—	—	—
Stock issued in exchange for vested units	106,991	—	—	—	—	—
Private warrants	—	—	—	—	—	—
Acquisition related contingent consideration	128,596	—	667	—	—	667
Foreign exchange translation	—	—	—	—	(6,938)	(6,938)
Net loss	—	—	—	(43,174)	—	(43,174)
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2022	Year ended December 31, 2021
Operating activities
Net loss	$(43,174)	$(60,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,237	38,018
Paid in kind interest	19,995	19,060
Loss on extinguishment of debt	—	7,257
Stock-based compensation	5,137	3,980
Provision for losses on accounts receivable	3,148	3,149
Deferred income taxes	771	(564)
Change in fair value of contingent consideration	21	(275)
Change in fair value of Private Warrants	(1,207)	(1,969)
Impairment of intangible asset	—	22,529
Changes in operating assets and liabilities:
Accounts receivable	(6,672)	(11,362)
Prepaid expenses and other assets	(3,458)	(5,490)
Accounts payable and accrued expenses	2,320	(4,573)
Deferred revenue	(168)	882
Net cash provided by operating activities	7,950	10,099
Investing activities
Purchases of property and equipment	(16,189)	(12,488)
Net cash used in investing activities	(16,189)	(12,488)
Financing activities
Proceeds for exercise of stock options	—	38
Payments for finance lease obligations	(1,981)	(2,518)
Debt issuance costs	—	(2,031)
Proceeds long-term debt, net of original issue discount	—	294,000
Retirement of debt	—	(289,000)
Payment on long-term debt	(3,000)	(2,250)
Net cash used in financing activities	(4,981)	(1,761)
Effect of foreign exchange rates	(619)	(583)
Net decrease in cash	(13,839)	(4,733)
Cash at beginning of period	46,468	51,201
Cash at end of period	$32,629	$46,468
Supplemental disclosure:
Cash paid for interest	$34,869	$36,073
Net income taxes paid (refunded)	$705	$(244)
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$125	$429

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company,” “we” or “us”) is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 16 countries around the world. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in Eden Prairie, MN. The Company has 25 locations in 16 countries, as well as 9 data centers and 13 data recovery labs globally.

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

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, including the fair value of Private Warrants (as defined in Note 3), the determination of the incremental borrowing rate used to measure right-of-use assets and liabilities, the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the evaluation of goodwill for impairment, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), stock option awards, and acquisition-related contingent consideration.

Segments, concentration of credit risk, major customers and liquidity

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the year ended December 31, 2022 the Company had one single customer that represented approximately six percent (6%) of its consolidated revenues and one single customer that represented approximately 6% of its consolidated accounts receivable. The Company did not have a single customer that represented more than five percent (5%) or more of its consolidated revenues or accounts receivable as of and for the year ended December 31, 2021. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $49.6 million and $64.1 million in 2022 and 2021, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $25.9 million for each of the years ended December 31, 2022 and 2021.

As disclosed in Note 7, the Company has significant outstanding debt that comes due in 2024. While the Company is exploring various options to refinance the debt, new financings may not be available to the Company on commercially acceptable terms, or at all.

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

A rollforward of the allowance for doubtful accounts is presented below (in thousands):

Balance at December 31, 2020	$8,513
Charged to/reversed from expense	3,149
Deductions (write offs)	(1,888)
Balance at December 31, 2021	$9,774
Charged to/reversed from expense	3,148
Deductions (write offs)	(7,519)
Balance at December 31, 2022	$5,403

Fixed Assets

Computer software, property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Computer software and hardware	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life
Furniture, fixtures and other equipment	3 to 5 years

Gains or losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and betterments are capitalized, while the costs of maintenance and repairs are expensed as incurred. Finance leases right of use assets are included in Property and equipment and are stated at the present value of minimum lease payments and subsequently amortized using the straight-line method over the earlier of the end of the asset's useful life or the end of the lease term.

Depreciation expense totaled $9.6 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 6 – Leases.

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

Capitalized software costs are reflected as part of the “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $17.5 million and $14.7 million, net of accumulated amortization, as of December 31, 2022 and 2021, respectively.

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

In the third quarter of 2021, the Company negotiated the termination of the license to use the Kroll Ontrack and KrolLDiscovery tradenames and executed the final agreements relating to the termination in October 2021. This significant change was a triggering event which resulted in an evaluation of impairment of the Kroll Ontrack and Kroll Discovery tradenames capitalized as part of the Company's 2016 Kroll Ontrack acquisition. As a result, the Company recognized an impairment loss of $22.5 million in the third quarter of 2021, which was included in Impairment of intangible assets in the Company’s Consolidated Statements of Comprehensive Loss.

Amortization expense totaled $20.1 million and $26.2 million for the years ended December 31, 2022 and 2021, respectively; $10.0 million and $9.3 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss.

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

The following table provides a rollforward of the carrying amount of goodwill (in thousands):

Balance at December 31, 2020	$399,085
Foreign currency translation	(3,326)
Balance at December 31, 2021	395,759
Foreign currency translation	(4,645)
Balance at December 31, 2022	$391,114

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

Revenue recognition

Revenues are recognized when the Company satisfies a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that it expects to receive in exchange for those services. Performance obligations in the Company's contracts represent distinct or separate service streams that the Company provides to its customers.

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

The Company provides Legal Technology services to its clients through several technology solutions including Nebula Ecosystem (“Nebula”) its internally developed end-to-end fully integrated proprietary solution. The Company also provide Data Recovery solutions.

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022 and 2021 (in thousands):

	2022			2021
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal technology	$254,356	$28,441	$282,797	$250,422	$25,911	$276,333
Data recovery	34,635	—	34,635	44,144	—	44,144
Total revenue	$288,991	$28,441	$317,432	$294,566	$25,911	$320,477

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

(1)
Legal Technology, including Nebula and the Company's expansive suite of technology solutions, such as its end-to-end eDiscovery technology solutions, managed review solutions, collections, processing, analytics, hosting, production and professional services, and
(2)
Data recovery solutions, which provides data restoration, data erasure and data management services

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

Advertising

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $4.3 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. Advertising costs are reflected within “Sales and marketing” in the accompanying Consolidated Statements of Comprehensive Loss.

Research and development expense

Costs incurred in the research and development of the Company’s technologies primarily consist of developer salaries. Research and development expenses were $13.5 million and $10.3 million for the years ended December 31, 2022 and 2021, respectively.

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

For uncertain tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

Recently Adopted Accounting Standards

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and related amendments, on a modified retrospective approach, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. Upon adoption, the Company applied the guidance to all existing leases.

The new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. As the Company’s leases do not have readily determinable implicit discount rates, the Company adjusts its incremental borrowing rate to determine the present value of the lease payments.

Upon adoption of the new guidance, the most significant impact was the recognition of right-of-use assets and lease liabilities relating to operating leases in the amounts of $21.2 million and $23.8 million, respectively, reported within Operating lease right-of-use assets and Long-term operating lease liabilities, respectively, with the current portion of the liability reported within current portion of operating lease liabilities, in the Company's consolidated balance sheet as of January 1, 2022. Accounting for finance leases remained substantially unchanged and continues to be reported within "Property and equipment, net" and “Other liabilities”, with the current portion of the debt reported within “Accounts payable and accrued expense”, in the Company's consolidated balance sheets. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. The comparative information presented has not been recast and continues to be reported under the accounting standards in effect for those periods. The Company has elected not to recognize operating right-of-use assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months. The Company elected to apply the package of transitional practical expedients under which the Company did not reassess prior conclusions about lease identification, lease classification. For additional information on leases, refer to Note 6 – Leases.

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

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $0.6 million at December 31, 2021. During 2022, the Company settled the earn-out obligation and issued 128,596 shares of common stock.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.6 million as of December 31, 2022.

To estimate the fair value of the Private Warrants as of December 31, 2022 and 2021, the Company used a Black Scholes closed form model, which is a Level 3 fair value measurement. Significant inputs used in the Black Scholes model for the Private Warrants were as follows:

	December 31, 2022	December 31, 2021

Expected volatility	73.00%	27.00%
Expected term (in years)	1.94	2.94
Risk free interest rate	4.43%	0.96%
Dividend yield	0.00%	0.00%
Exercise Price	$11.50	$11.50
Fair value of Common Stock	$2.10	$6.80

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 (in thousands):

Balance at December 31, 2020	$920
Private Warrants	3,810
Change in fair value of Private Warrants	(1,969)
Change in fair value of contingent consideration	(275)
Balance at December 31, 2021	2,486
Change in fair value of Private Warrants	(1,207)
Change in fair value of contingent consideration	21
Balance at December 31, 2022	$1,300

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 4 – Intangible assets

Intangible assets consist of the following (in thousands):

Description	Weighted Average Remaining Useful Life in Years	December 31, 2022	December 31, 2021

Trademark and tradenames	2.2	$20,565	$20,565
Accumulated amortization		(15,210)	(12,639)
Trademark and tradenames, net		5,355	7,926
Developed technology	3.3	87,593	79,436
Accumulated amortization		(69,712)	(59,173)
Developed technology, net		17,881	20,263
Customer relationships	5.6	95,348	96,637
Accumulated amortization		(71,722)	(65,535)
Customer relationships, net		23,626	31,102
Intangible assets, net of amortization		$46,862	$59,291

Future amortization of intangible assets is as follows (in thousands):

December 31,	Amount
2023	$15,145
2024	10,848
2025	6,587
2026	5,343
2027	3,917
Thereafter	4,186
In process	836
Total	$46,862

Note 5 – Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued expenses:
Accrued interest	$402	$240
Accrued salaries	12,826	12,487
Current taxes payable	755	688
Other accrued expenses	1,191	2,124
Total	$15,174	$15,539

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 6 – Leases

The Company’s operating leases are primarily for office space and certain equipment, expiring in various years through 2029. Certain leases contain annual rent escalation clauses. The Company’s finance leases are primarily for data centers. As part of the Company’s efforts to optimize its real estate footprint, the Company terminated leases in four locations and reduced the footprint of two locations in 2021. The Company shortened the lease terms in two locations in 2022.

As of December 31, 2022, the weighted average remaining lease term for the Company’s operating and finance leases was approximately three years and eight months, respectively. The Company’s lease terms vary depending upon the class of asset and some leases include options to extend or terminate. Generally, the Company does not include renewal or termination options as a component of its present value calculation of operating leases. However, for certain real estate leases, the Company includes them if the Company is reasonably certain to exercise these renewal or termination options, the options are considered in determining the lease term and associated potential option payments or penalties are included as lease payments. In addition, the Company has lease agreements that include lease and non-lease components, which are accounted for separately. Non-lease components consist primarily of common area maintenance expenses and property taxes. Non-lease components are expensed as incurred.

The Company’s operating lease assets and liabilities are reported separately in the Consolidated Balance Sheet. The classification of the Company’s finance leases in the Consolidated Balance Sheet was as follows (in thousands):

	Consolidated Statement Balance Sheet Classification	Twelve Months Ended December 31, 2022
Finance lease right of use asset, net	Property and equipment	$1,965
Finance lease liabilities	Accounts payable and accrued expense	1,020
Non-current finance lease liabilities	Other liabilities	—

The components of lease cost were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	As of December 31, 2022

Operating lease cost	Cost of Revenue	$1,682
Operating lease cost	General and Administrative	6,460
Finance lease cost:
Amortization of right of use assets	Cost of Revenue	1,184
Amortization of right of use assets	General and Administrative	442
Interest on lease liabilities	Interest expense	142
Sublease income	Cost of Revenue	(1,772)
Sublease income	General and Administrative	(844)
Total lease cost		$7,294

Supplemental cash flow information related to leases was as follows (in thousands):

December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$8,104
Financing cash used for finance leases	1,981

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Maturities of lease liabilities as of December 31, 2022 were as follows:

December 31,	Finance Leases	Operating Leases
2023	$1,057	$8,749
2024	—	6,140
2025	—	3,136
2026	—	1,471
2027	—	331
Thereafter	—	287
Total undiscounted lease payments	$1,057	$20,114
Less: interest on lease obligations	(37)	(1,924)
Non-current	$1,020	$18,190

The Company’s weighted average discount rate for operating and finances leases was 8.47% and 8.18%, respectively, as of December 31, 2022. There were estimates and judgments made in determining the Company’s multiple discount rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities.

Rent expense totaled $11.2 million for the year ended December 31, 2021. The depreciation expense recorded for finance leases totaled $1.8 million for the year ended December 31, 2021.

Note 7 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	December 31,
	2022	2021
Convertible Debenture notes due 2024	244,808	229,382
2021 Credit Agreement due 2026 (1)	294,750	297,750
Total debt	539,558	527,132
Less: unamortized original issue discount	(10,751)	(14,700)
Less: unamortized debt issuance costs	(1,278)	(1,726)
Total debt, net	527,529	510,706

Current portion of debt	3,000	3,000
Total current portion of debt, net	3,000	3,000
Total long-term debt, net	$524,529	$507,706

(1)
The 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the 2021 Credit Agreement matures on June 19, 2024.

2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the 2016 Credit Agreement discussed below.

The 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans will be available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of December 31, 2022, there was no outstanding Delayed Draw Term Loans.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The Initial Term Loans and Delayed Draw Term Loans bear interest, at the Loan Parties’ option, at the rate of (x) with respect to Eurocurrency Rate Loans (as defined in the 2021 Credit Agreement), the Adjusted Eurocurrency Rate (as defined in the 2021 Credit Agreement) with a 1.0% floor, plus 6.50% per annum, or (y) with respect to Base Rate Loans (as defined in the 2021 Credit Agreement), the Base Rate (as defined in the 2021 Credit Agreement) plus 5.50% per annum. The Revolving Credit Loans will bear interest, at our option, at the rate of (x) with respect to Eurocurrency Rate Loans, the Adjusted Eurocurrency Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans and Delayed Draw Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On December 31, 2022, the balance due was $294.8 million with an interest rate of 6.50% plus an Adjusted Eurocurrency Rate of approximately 4.73%.

The Initial Term Loans, Delayed Draw Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the 2021 Credit Agreement matures on June 19, 2024. The Initial Term Loans and Delayed Draw Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans and Delayed Draw Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of December 31, 2022.

The Company incurred closing fees of $8.0 million in connection with the entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the 2021 Credit Agreement.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of December 31, 2022, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 15 – Commitments and contingencies).

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

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At December 31, 2022 and December 31, 2021, the balance due under the Debentures was $244.8 million and $229.4 million, respectively.

The Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 (the "Closing Date"), the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2022 and 2021 the Company was in compliance with all Debenture covenants.

Future principal payments, including in kind interest, are as follows (in thousands):

December 31,	Amount
2023	$3,000
2024 (1)	280,310
2025	3,000
2026 (1)	285,750
Thereafter	—
Total	$572,060

(1)
The 2021 Credit Agreement, under which there was approximately $294.8 million outstanding as of December 31, 2022, matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the 2021 Credit Agreement matures on June 19, 2024. Amounts assume that this springing maturity provision of the 2021 Credit Agreement will not be triggered in 2024.

The initial term loan borrowings related to the 2021 Credit Agreement were issued at an original issue discount of $6.0 million. The Convertible Debentures were issued at an original discount of $13.7 million. The original issue discount is amortized using the effective yield method over the respective term of each facility or debenture. Accretion of the original issue discount totaled $4.0 million and $3.3 million during the years ended December 31, 2022 and 2021, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The Company incurred term loan facilities closing fees related to the 2021 Credit Agreement of $1.3 million, along with revolver closing fees of $0.7 million. The term loan facilities and revolver closing fees were deferred on February 8, 2021 and are amortized over their respective terms. The Company incurred closing fees related to the Convertible Debentures of $0.9 million which were deferred on December 19, 2019 and are amortized over the term of the debentures. Amortization of debt issuance costs totaled $0.6 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss. A loss on debt extinguishment was recognized related to the

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

closing of the First Lien Facility in the amount of $7.3 million for deferred financing costs and original issue discounts in 2021.

The future amortization of debt issuance costs and original issue discount related to the 2021 Credit Agreement, the Revolving Credit Facility and Convertible Debentures are as follows (in thousands):

December 31,	Amount
2023	$4,986
2024	5,466
2025	1,429
2026	148
Thereafter	—
Total	$12,029

Note 8 – Employee benefit plan

The Company’s 401(k) plan covers employees who are at least 21 years of age. Employees may elect to defer a percentage of their salary up to the maximum allowed under the Internal Revenue Service Code. The Company moved back to a safe harbor plan as of January 1, 2022 and reinstated the company matching contributions to the 401(k) plan, which had been discontinued in 2020. Company match is 100% for first 3% and 50% for next 2% of employee’s contributions. The employee contributions are 100% vested immediately. Contributions to the 401(k) plan were $2.9 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. In 2021, the Company made a one-time profit-sharing contribution to all eligible employees. The one-time contribution was calculated as 4% of highly compensated employees’ and 5% of non-highly compensated employees’ third quarter compensation, up to the maximum allowed under the Internal Revenue Service code.

Note 9 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,134,227 shares and 2,126,451 shares in February 2022 and February 2021, respectively. As of December 31, 2022, 11,760,678 shares of Common Stock were reserved under the 2019 Plan, of which 2,145,118 shares of Common Stock remained available for issuance.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Options outstanding, December 31, 2020	4,260,753	$8.46	9.0
Granted	1,415,371	7.88
Exercised	(4,676)	8.00		$1
Forfeited	(496,842)	8.09
Expired	(80,924)	8.16
Options outstanding, December 31, 2021	5,093,682	$8.34	8.4
Granted	1,135,850	6.00
Exercised	—	—		$—
Forfeited	(273,195)	7.51
Expired	(198,558)	8.24
Options outstanding, December 31, 2022	5,757,779	$7.92	7.6	$—
Options vested and exercisable, December 31, 2022	3,836,439	$8.36	7.1	$—
Options vested and expected to vest, December 31, 2022	5,757,779	$7.92	7.6	$—

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Year Ended December 31, 2022	Year Ended December 31, 2021
Total fair value of stock options granted	$2,898	$2,583
Total fair value of options vested	3,306	2,911

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $2.55 and $1.83 during the years ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, and 2021 the Company recognized $3.9 million and $4.0 million of stock-based compensation expense in connection with time-based stock options, respectively. As of December 31, 2022 and 2021, there was $2.8 million and $4.2 million of unrecognized stock-based compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of 1.84 and 1.43 years, respectively.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during 2022 and 2021. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employees under both the 2019 Plan:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected volatility	42.78 - 42.90%	43.22 - 44.61%
Expected term (in years)	6.0	6.0
Dividend yield	0%	0%
Risk free interest rate	1.0 - 1.62%	0.70 - 1.16%

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
•
Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2022 and 2021, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.
•
Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•
Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.
•
Forfeiture rate - Forfeitures are included in compensation cost as they occur.

Stock-based compensation expense

Stock-based compensation expense is included in the Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	December 31,
	2022	2021
Cost of revenues	$1,640	$1,373
General and administrative	2,088	1,573
Research and development	584	279
Sales and marketing	824	755
Total	$5,136	$3,980

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Performance-based restricted stock units

Periodically, the Company granted RSUs to certain employees which are subject to certain vesting criteria. These RSUs become eligible to begin vesting upon a liquidity event (as defined in the award agreements governing the RSUs). The amount and timing of the vesting of the RSUs depends on the type and timing of the liquidity event as it relates to the Closing Date. Generally, a portion of the RSUs were scheduled to first vest upon the occurrence of the liquidity event and the remainder were scheduled to vest in up to three annual installments thereafter. Because no liquidity event occurred before the third anniversary of the Closing Date, all RSUs are scheduled to vest immediately upon a future liquidity event.

The Company determined the achievement of the liquidity event was not probable and therefore no expense has been recorded related to the performance-based awards that vest solely upon a liquidity event.

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

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and therefore incurred $0.7 million of stock-based compensation expense for the year-ended December 31, 2022 with respect to the awards granted in the second quarter of 2022.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

Time-based restricted stock units

During the years ended December 31, 2022 and 2021, the Company granted to certain non-employee directors 100,000 and 90,324 stock awards, respectively. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and vest over a one-year or three-year period. Accordingly, the Company recognized the grant-date fair value of the restricted stock units of $0.7 million as stock-based compensation expense for each of the years ended years ended December 31, 2022 and 2021, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

RSUs
Description	Outstanding
Outstanding at December 31, 2021	1,513,892
Granted	576,889
Vested- non-employee directors awards	(106,991)
Forfeited	(107,121)
Expired	—
Outstanding at December 31, 2022	1,876,669

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

During 2021 and 2022, the Company settled earn-out obligations and issued 47,234 and 128,596 shares of common stock, respectively.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the reverse merger transaction, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC are subject to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in our financial statements and continue to be subject to the additional lockup as of December 31, 2022.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 11 – Loss per share

Basic loss per common share is calculated by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period. Due to the Company’s net loss for the years ended December 31, 2022 and 2021, all potential common stock equivalents were anti-dilutive.

The following table summarizes basic and diluted loss per share for the years ended December 31, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Basic and diluted loss per share:
Net loss	$(43,174)	$(60,543)
Weighted average common shares outstanding - basic	42,709,706	42,601,745
Dilutive effect of potentially issuable shares	—	—
Weighted average common shares outstanding - diluted	42,709,706	42,601,745
Basic loss per share	$(1.01)	$(1.42)
Dilutive effect of potentially issuable shares	—	—
Diluted loss per share	$(1.01)	$(1.42)
Common share equivalents excluded due to anti-dilutive effect	52,784,891	50,901,006

Note 12 – Foreign currency

The Company had immaterial foreign currency losses that are reflected in “Other expense” on the Company’s Consolidated Statements of Comprehensive Loss for years December 31, 2022 and 2021. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party receivables and payables.

Note 13 – Income taxes

The components of income tax expense for the years ended December 31, 2022 and 2021 are presented below (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current
Federal	$—	$—
State	56	37
Foreign	885	605
Deferred
Federal	370	345
State	697	794
Foreign	(296)	(2,228)
Total income tax provision (benefit)	$1,712	$(447)

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The actual income tax expense amounts for the years ended December 31, 2022 and 2021 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 21% for 2022 and 2021 to the amounts of loss before income taxes as presented below (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Pre-tax book loss	$(41,462)	$(60,990)

Tax at Federal statutory rate of 21%	(8,707)	(12,808)
State taxes	754	831
Taxes on Foreign Earnings	1,162	—
Foreign rate differential	(635)	(944)
Other adjustments	805	1,428
Valuation allowance	8,333	11,046
Total income tax provision (benefit)	$1,712	$(447)

The domestic and foreign components of loss before income taxes from continuing operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Domestic	$(40,326)	$(57,135)
Foreign	(1,136)	(3,855)
Total	$(41,462)	$(60,990)

The tax effects of temporary differences at December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net operating losses and other carryforwards	$42,084	$43,322
Interest expense carryforward	53,204	40,295
Property and equipment	3,884	3,710
Lease liability	3,409	—
Accrued expenses	720	506
Payroll tax deferral	—	544
Allowance for doubtful accounts	1,307	2,534
Stock-based compensation	2,786	1,741
Other	491	650
Deferred tax asset	107,885	93,302
Valuation allowance	(91,866)	(80,449)
Total deferred tax assets, net of valuation allowance	16,019	12,853

Right of Use Asset	(2,029)	—
Intangible assets	(20,419)	(18,452)
Prepaid expenses	(21)	(20)
Other	(474)	(482)
Deferred tax liability	(22,943)	(18,954)
Net deferred tax liability	$(6,924)	$(6,101)

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2022 and 2021, the Company had tax effected U.S. federal net operating loss carryforwards of approximately $31.5 million and $32.5 million, respectively, of which $6.7 million tax effected, begin to expire in 2025 but approximately $16.5 million, tax effected, begin to expire in 2035 and $8.3 million, tax effected, have no expiration. At December 31, 2022 and 2021, the Company had tax effected state net operating loss carryforwards of approximately $7.4 million and $7.2 million, respectively. The majority of the state tax losses will not begin expiring until 2035 or later. At December 31, 2022 and 2021, the Company also had U.S. tax credit carryforwards of approximately $0.8 million and $0.9 million, respectively. The tax credits will expire in 2022.

The tax effected foreign net operating loss at December 31, 2022 and 2021 is approximately $2.4 million and $2.7 million, respectively, the majority of which has an unlimited carryforward period.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2018. The Company is also subject to examination in various foreign jurisdictions. In material foreign jurisdictions, the statute of limitations ranges one – four years from the filing of a tax return.

The Company has not provided for U.S. income and foreign withholding taxes on approximately $20.9 million of certain foreign subsidiaries' undistributed earnings as of December 31, 2022, because such earnings have been retained and are intended to be indefinitely reinvested outside of the U.S. These earnings could become subject to additional tax, if they were remitted as dividends, loaned to the Company, or if the Company should sell its stock in these foreign subsidiaries. However, it is not practicable to estimate the amount of taxes that would be payable for these earnings because such tax, if any, is dependent on circumstances existing if and when a taxable event occurs.

Valuation Allowance

As of December 31, 2022 and 2021, the Company had a valuation allowance of $91.9 million and $80.4 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2022 is primarily related to operating losses incurred during the year and the limitation on deductibility of interest expense. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized; the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations. The U.S. federal and foreign changes to valuation allowance of approximately $8.3 million is presented in the effective tax rate reconciliation as part of the valuation allowance. The U.S. state changes to valuation allowance of approximately $3.2 million is presented as part of the state taxes in the effective tax rate reconciliation. As of December 31, 2022, there is approximately $0.3 million of valuation allowance movement that is attributable to translation adjustment and $0.2 million of valuation allowance included in the effective tax rate reconciliation as part of the other adjustments.

A summary of the deferred tax asset valuation allowance is as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning Balance	$80,449	$65,228
Additions	11,425	15,650
Reductions	(8)	(429)
Ending Balance	$91,866	$80,449

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Uncertain Tax Positions

As of December 31, 2022 and 2021, the total amount of unrecognized tax benefits was $1.0 million that would favorably impact the Company’s effective income tax rate if realized. However, due to the Company’s determination that the deferred tax asset would not more-likely-than-not be realized, a full valuation allowance would be recorded if the unrecognized tax benefits were realized. The Company’s uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts. There was no change to the uncertain tax position liability during the year.

Note 14 – Severance and retention

Primarily in connection with the Company’s continued integration and realignment efforts following the 2016 acquisition of Kroll Ontrack, LLC, the Company recorded severance and retention expense of $2.9 million and $1.2 million during the years ended December 31, 2022 and 2021, comprised of employee severance and other employee-related costs associated with a reduction in workforce of 57 and 27 employees for 2022 and 2021, respectively. Severance and retention expense are included in the Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Costs of revenues	$884	$57
General and administrative	55	469
Sales and marketing	1,643	679
Research and development	270	—
Total	$2,852	$1,205

The activity and balance of severance-related liabilities, which are recorded within Accounts payable and accrued expense in our Consolidated Balance Sheet are as follows (in thousands):

Balance at December 31, 2020	$1,466
Payments	(2,228)
Expense	1,205
Balance at December 31, 2021	$443
Payments	(1,569)
Expense	2,852
Balance at December 31, 2022	$1,726

Note 15 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of December 31, 2022. The Company has two letters of credit totaling $0.6 million as additional security for lease guarantees related to leased properties.

Note 16 – Related parties

As of December 31, 2022, $122.4 million including paid-in kind interest of the Company’s Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the years ended December 31, 2022 and December 31, 2021, the Company recognized $13.8 million and $12.9 million in interest expense, respectively related to the Debentures owned by the MGG Investment Group.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 17 – Subsequent events

The Company has evaluated subsequent events through March 16, 2023, the date on which these financial statements were issued. Based upon this evaluation, it was determined that the following subsequent events occurred that require recognition or disclosure in the financial statements.

In March 2023, certain subsidiaries of the Company entered into a First Amendment to the 2021 Credit Agreement. The First Amendment to the 2021 Credit Agreement provides for the revision of the benchmark interest rate from LIBOR to the secured overnight financing rate, (“SOFR”). All outstanding indebtedness under the 2021 Credit Agreement shall automatically convert from a LIBOR based loan to the new SOFR based loan at the end of the current applicable Interest Period. Additionally, the First Amendment to the 2021 Credit Agreement provides for the addition of the Term SOFR Adjustment of 0.10%, based on the term of the applicable Interest Period, to be added to the Applicable Rate for both SOFR Loans and Base Rate Loans (capitalized terms as defined in the 2021 Credit Agreement).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2022.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are listed below. Also set forth below are the biographies for all our current directors and executive officers. There are no family relationships among any of our directors or executive officers

Name	Age (1)	Class of Director	Position
Christopher J. Weiler	60	C	Chief Executive Officer and Director
Dawn M. Wilson (2)	56	-	Chief Financial Officer
Krystina Jones (2)	39	-	Chief Revenue Officer
Lawrence B. Prior, III	67	A	Director (Chair)
Ian Fujiyama	50	C	Director
Kevin Griffin	46	A	Director
Lloyd W. Howell Jr	56	A	Director
Evan B. Morgan	38	B	Director
Donna S. Morea	68	B	Director
Arjun Shah	34	C	Director
Lauren Tanenbaum	35	B	Director
Richard J. Williams	62	A	Director

(1)
Ages are as of March 16, 2023.
(2)
Executive Officers who are not members of the Board.

Directors

Lawrence B. Prior, III has been a member of the Board of Directors since March 2020 and currently serves as the Chair of the Board of Directors. Since June 2018, Mr. Prior has served as an Operating Executive for TCG, focused on the aerospace, defense and government services sectors. He is based in Washington, DC and serves as the Chairman of the Board of Two Six Technologies, a private provider of cybersecurity and advanced technology for national security customers. Mr. Prior also serves on the board of directors of Shift5, a private operational technology data and cybersecurity company and CNSI a private healthcare and software products and solutions company. He also serves as an independent non-executive director of QinetiQ Group Plc (QQ-L), a private leading science and engineering company operating primarily in the defense, security and critical infrastructure markets. Mr. Prior was President and Chief Executive Officer of CSRA, Inc. from November 2015 to April 2018, which was acquired by General Dynamics. Previously, he was Executive Vice President and General Manager of CSC’s North American Public Sector business, providing next-generation technology solutions and mission services to the U.S. Department of Defense, Intelligence Community and FedCiv sectors. Before joining CSC, Mr. Prior held executive leadership positions at BAE Systems Inc., ManTech International, SAIC, LightPointe Communications, High Technology Solutions, the County of San Diego and TRW. Earlier in his career, Mr. Prior worked as a professional staff member on the House Permanent Select Committee on Intelligence and served as an Intelligence Officer in the U.S. Marine Corps. Mr. Prior earned his B.S. degree from Loyola Marymount University and a M.A. in security studies from the Edmund A. Walsh School of Foreign Service at Georgetown University. We believe that Mr. Prior is qualified to serve as a member of our Board of Directors due to his knowledge of technology solutions and corporate finance experience.

Ian Fujiyama has been a member of the Board of Directors of KLDiscovery since March 2020. Since 2005, Mr. Fujiyama has served as a Managing Director for TCG and since 2010 he has served as a Partner for TCG. Mr. Fujiyama is the Head of Global Aerospace and Government Services and focuses on buyouts and strategic minority investments in the aerospace, defense and government services sectors. Since joining TCG in 1997, Mr. Fujiyama has led TCG’s recent investments in the Federal services sector, including Novetta, Booz Allen Hamilton and ARINC. Beginning in 1999, he spent two years in Hong Kong and Seoul working in TCG’s Asia Buyout fund,

Carlyle Asia Partners, where he was a founding member of the team and helped lead TCG’s investment in KorAm Bank, TCG’s first investment in the financial services industry. Mr. Fujiyama was also involved in a number of successfully exited holdings, including ARINC, United Components, Inc, Lear Siegler Services, EG&G Technical Services and CPI. Prior to joining TCG, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp, with a focus on high yield and merchant banking transactions. Mr. Fujiyama received his B.S. in economics, summa cum laude, from The Wharton School of the University of Pennsylvania with a concentration in finance. Mr. Fujiyama has served on the boards of directors of ARINC, Booz Allen Hamilton, Dynamic Precision Group, CPI, Novetta, StandardAero, Two Six Technologies, United Components and Loc Performance. Additionally, Mr. Fujiyama served as the Chairman of TCG’s Diversity and Inclusion Committee. We believe that Mr. Fujiyama is qualified to serve as a member of our Board of Directors due to his knowledge of technology solutions and corporate finance experience.

Kevin Griffin has been a member of our Board of Directors since December 2019 and, prior to the Closing Date, he served as a member of the board of directors of Pivotal beginning in September 2018. Mr. Griffin has been designated as a director by Pivotal Spac Funding LLC, a managing member of Pivotal, pursuant to our amended and restated certificate of incorporation. During Mr. Griffin’s 20 plus-year career, Mr. Griffin has originated and invested over $10 billion across the capital structure of middle market businesses and has also sat on numerous boards of directors. Mr. Griffin founded MGG in October 2014 and has served as its Chief Executive Officer and Chief Investment Officer since such time. Prior to launching MGG, Mr. Griffin was a Managing Director with Highbridge Principal Strategies from January 2010 to June 2014, where he was a senior member of the Specialty Lending Platform and a Member of the Highbridge Credit Committee. Prior to this, Mr. Griffin was the Head of Private Investing for Octavian Funds, a hedge fund focused on global investing across debt and equity structures, from 2007 to 2009. From 2003 to 2007, Mr. Griffin was part of Fortress Investment Group in charge of originating and underwriting investment opportunities for the Drawbridge Special Opportunities Fund. Prior to Fortress, Mr. Griffin was an investor with one of the first publicly traded business development companies, American Capital, where he was involved in numerous equity buyout and subordinated debt investments. Mr. Griffin began his career with Houlihan Lokey, Howard & Zukin’s Investment Banking Division, focusing primarily on distressed M&A and financial restructurings. The M&A Advisor in May 2015 named Mr. Griffin a winner of its 40 Under 40 Emerging Leaders Award. The Hedge Fund Journal, in association with Ernst & Young, in December 2016 named Mr. Griffin one of 50 “Tomorrow’s Titans.” Mr. Griffin received a BSBA in Finance from Georgetown University. We believe that Mr. Griffin is qualified to serve as a member of our board of directors due to his extensive business and operational experience and contacts.

Lloyd W. Howell Jr has served as Chief Financial Officer of Booz Allen Hamilton since July 1, 2016. He previously served for three years as the Civil and Commercial Group Leader in charge of delivering the firm’s strategic, technology, and analytics capabilities and service offerings to both federal and commercial clients. Mr. Howell joined Booz Allen in 1988 as a consultant and provided systems engineering support to multiple Department of Defense satellite programs. In 1991, he left the firm to get an M.B.A. from Harvard University and worked at Goldman Sachs as an Associate in their Investment Banking Division from 1993 to 1995. In 1995, Mr. Howell returned to Booz Allen where he became a member of the Strategy & Organization (S&O) capability team focused on defense market clients, specifically, Navy/ Marine Corps, Army, and the Office of the Secretary of Defense. In 2000, he was elected Vice President and served as S&O’s Capability Leader from 2005 to 2009. He then led the financial services account in the civil market until 2013. Mr. Howell has been a member of Booz Allen’s Leadership Team since 2007 and has led many of the firm’s internal change efforts, including those that evaluated the firm’s operating model, organizational structure, and people programs. Over the course of his career, Mr. Howell’s federal clients have included the Department of Treasury and its bureaus, the Securities and Exchange Commission, the Federal Reserve, the Pension Benefit Guaranty Corporation, and the Commodity Futures Trading Commission. Commercial clients have included top 50 global financial institutions and large stock exchanges. Mr. Howell’s corporate board membership include Moody's Corporation (NYSE: “MCO”) and previously Integra LifeSciences (NASDAQ: “IART”). He is also a member of the Washington Economics Club and is a Trustee at the University of Pennsylvania. In addition to his graduate degree, Mr. Howell holds a Bachelor of Science degree in electrical engineering from the University of Pennsylvania. He received the BEYA Award for Professional Achievement in 2010 and was named Black Engineer of the Year in 2011.

Donna S. Morea has been a member of the Board of Directors of KLDiscovery since March 2017 and she served as the Chair of our Board of Directors until February 2023. Since December 2016, Ms. Morea has served as an

Operating Executive at TCG focused on the technology and business services sectors. She currently serves as a director of Truist Financial Corporation, an NYSE-listed financial services company; as Chair of the Board of Science Applications International Corporation, an NYSE-listed provider of technical, engineering and enterprise information technology services; and as a director of Inova Health Systems, a non-profit health organization. Ms. Morea also serves as a board member for several TCG portfolio companies. From 2004 to 2011 she served as President of CGI Technology and Solutions, Inc., or CGI, where she led CGI’s software and IT services in the US, Europe and Asia-Pacific, serving commercial and government clients. Prior to that, she served in numerous executive management roles at American Management Systems, which was acquired by CGI in 2004. Previously, she has served on the board of directors of CGI and as chair of the Northern Virginia Technology Council. Ms. Morea received a M.B.A., with distinction, in Finance from the Wharton School at the University of Pennsylvania and a B.A. with high honors, from Wesleyan University. We believe that Ms. Morea is qualified to serve as a member of our Board of Directors due to her broad knowledge of the information technology industry and management experience. Ms. Morea has submitted her resignation as a director of the Company, effective as of June 13, 2023.

Evan B. Morgan has been a member of the Board of Directors of KLDiscovery since December 2015. Mr. Morgan has served as Manager of The Radcliff Companies, a New York-based private investment partnership, since July 2016. Radcliff invests across the capital structure seeking long-term compounding at high rates of return primarily in privately held consumer and services businesses. Prior to Radcliff, Mr. Morgan served as a partner at Revolution Growth, a Washington DC based growth equity investment firm. Since 2016, Mr. Morgan has served as Special Advisor to Revolution Growth. Mr. Morgan previously served as a member of the board of directors of Pivotal Acquisition Corp. from December 2018 until April 2019. Mr. Morgan received a B.A. from the University of Pennsylvania. We believe that Mr. Morgan is qualified to serve as a member of our board of directors due to his knowledge of our business and industry.

Arjun Shah has been a member of the Board of Directors of KLDiscovery since March 2021. Mr. Shah currently serves as a Principal of TCG with a focus on buyout and growth equity investments in enterprise software and tech-enabled services. He is based in Washington D.C. Since joining TCG in 2017, Mr. Shah has been actively involved with TCG’s investments in YipitData, Abrigo, ION Group, Workforce Logiq, and KLDiscovery. Prior to joining TCG, Mr. Shah was with Tinicum Incorporated from 2015 to 2017 and prior to joining Tinicum Incorporated he was with The Blackstone Group. Mr. Shah received his M.B.A., with high distinction, from Harvard Business School, where he was a Baker Scholar. He graduated summa cum laude from the Jerome Fisher Program in Management & Technology at University of Pennsylvania, where he received a B.S.in economics from The Wharton School and a B.S. in engineering. We believe that Mr. Shah is qualified to serve as a member of our Board of Directors due to his knowledge of technology solutions and corporate finance experience.

Lauren Tanenbaum has been a member of the Board of Directors since February 2021. Since July 2018, Ms. Tanenbaum has served as a Principal within the Global Capital Markets team at TCG. She provides financing guidance for TCG’s U.S.-based private equity funds both at initial acquisition and on an ongoing portfolio basis. In her role, Ms. Tanenbaum arranges a wide variety of financings ranging from large, broadly syndicated transactions to middle market private placements. Prior to joining TCG in 2018, Ms. Tanenbaum worked at J.P. Morgan from 2011 to 2018, most recently as a Vice President in Leveraged Finance. Additionally, she was an Investment Banker in the Public Finance department at Morgan Stanley from 2009 to 2011. Ms. Tanenbaum received a B.A. in History from the University of Pennsylvania. We believe that Ms. Tanenbaum is qualified to serve as a member of our Board of Directors due to her extensive corporate finance experience.

Christopher J. Weiler co-founded KLDiscovery in 2005 and has served as its Chief Executive Officer and a director since such time. Mr. Weiler was awarded EY entrepreneur of the year in 2014 for the Washington, D.C. metropolitan area. Prior to co-founding KLDiscovery, Mr. Weiler co-founded On-Site Sourcing in 1993, a litigation support and electronic discovery services company, and served as its President and Chief Executive Officer until August 2004. From 1991 to 1992, Mr. Weiler worked for Pitney Bowes Management Services as a manager, and from 1985 to 1991, he served in the U.S. Navy as a surface warfare officer and as a Navy Senate Liaison Officer in Washington, D.C. Mr. Weiler received a B.S. in Political Science and graduated with merit from the U.S. Naval Academy in 1985. Mr. Weiler also was awarded the MVP and Jeffrey Korn leadership and academic awards for the 1984 Navy football team. Mr. Weiler currently serves on the Board of Proof Technology, Inc., a private on-demand legal service of process platform. We believe that Mr. Weiler is qualified to serve as a member of our board of directors due to his vast knowledge of our company and his extensive experience in the electronic discovery services industry.

Richard J. Williams has been a member of the Board of Directors of KLDiscovery since February 2018. In 2004, Mr. Williams co-founded WestView Capital Partners, a private equity firm focused on growth-oriented companies, and he currently serves as its Manager Partner. WestView currently manages approximately $1.7 billion of capital. Prior to co-founding WestView, he was a Partner in Tudor Investment Corporation’s private equity group from 2000 to 2004. Prior to joining Tudor, Mr. Williams was a Managing Director of Triumph Capital Group, a Boston-based private equity firm. In these positions, Mr. Williams has been responsible for investments in the technology services, software and business services sectors. Mr. Williams currently serves on the boards of directors of the following private companies: Abacus Group, AccountabilIT, Invisors LLC, The Shelby Group and Health Monitor Network. Mr. Williams previously served on the boards of directors of numerous private and public companies including LDiscovery. Mr. Williams received a B.S. in Computer Science from Yale University and an MBA from the Wharton School at the University of Pennsylvania. We believe that Mr. Williams is qualified to serve as a member of our board of directors due to his extensive experience with growth-oriented companies and other public companies.

Executive Officers

Dawn Wilson has served as the Chief Financial Officer of KLDiscovery since September 2017. Ms. Wilson has over 20 years of experience in finance and accounting. After starting her career at Arthur Andersen in 1992, she has primarily been with public companies in the technology and services industry. Prior to joining KLDiscovery, Ms. Wilson served as Vice President of Accounting of CoStar Group from July 2004 to August 2016, the leading provider of commercial real estate information, analytics and online marketplaces. She received a Masters in Accounting from Virginia Polytechnic Institute and State University.

Krystina Jones joined KLDiscovery in 2006 in the sales division, where she was responsible for generating new business from Am Law 100 law firms and Fortune 500 corporations. Ms. Jones currently serves as Chief Revenue Officer, a position she has held since January 2023. In this role, she is responsible for developing, implementing and executing a global sales and marketing strategy across the entire organization. Additionally, Ms. Jones is responsible for KLDiscovery’s global sales operations teams who support the business development managers in delivering best-in-class service to their clients. Prior to this role, Ms. Jones served as EVP, Global Sales & Marketing from May 2021 to December 2022, EVP, Global LT Sales & Marketing from February 2019 to May 2021 and as SVP, US and APAC LT Sales and Global LT Marketing from December 2018 to February 2019. From December 2017 to December 2018, Ms. Jones was SVP, US LT Sales & Global LT Marketing and for the period from October 2017 to December 2017 Ms. Jones held the position of SVP, Global Corporate Account Sales & LT Marketing. Ms. Jones served as SVP, Global Corporate Account Sales from January 2017 to October 2017 and was Vice President of Marketing and Corporate Sales from August 2014 to January 2017.

Audit Committee Information

We have a separate standing Audit Committee. Arjun Shah (chair), Evan Morgan, Kevin Griffin, Lawrence Prior III and Lauren Tanenbaum serve as members of our Audit Committee. Mr. Shah has been designated as an “audit committee financial expert” as defined in applicable SEC rules. The Board has determined that each of the members of the Audit Committee is an “independent director,” as defined under the OTC Pink Sheet Market listing standards, and is “financially literate,” meaning that they are each able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The Audit Committee has a written charter, which is available on the Investor Relations page of our website at www.kldiscovery.com.

Codes of Ethics

We maintain a Code of Ethics that applies to all officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business.

We will provide, without charge, upon request, copies of our Code of Ethics. Requests for copies of the Code of Ethics should be sent in writing to KLDiscovery, 9023 Columbine Road, Eden Prairie, MN 55347. The Code of Ethics is also available on the Investor Relations page of our website at www.kldiscovery.com.

Item 11. Executive Compensation.

Executive Compensation

This section provides information about our fiscal 2022 compensation for our 2022 “Named Executive Officers” ("NEOs"). As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In addition, as an emerging growth company, we are not required to hold an advisory vote, referred to as the “say-on-pay” vote, to approve the compensation of our NEOs.

Our Compensation Committee, the members of which are appointed by our Board, is responsible for establishing, implementing and monitoring our compensation philosophy and objectives. We intend for the total compensation paid to our executive officers to be reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs, who are our principal executive officer and the two next most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2022, were:

•
Christopher J. Weiler, Chief Executive Officer
•
Dawn M. Wilson, Chief Financial Officer; and
•
Krystina L. Jones, Chief Revenue Officer

2022 Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2022 and December 31, 2021, for the Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (5)	Total ($)
Christopher J. Weiler	2022	500,000		-	(2)	253,300	255,000	-	23,012	1,031,312
Chief Executive Officer	2021	415,385		-		473,450	358,000	-	16,152	1,262,986

Dawn M. Wilson	2022	400,000		-	(2)	238,400	255,000	-	18,993	912,393
Chief Financial Officer	2021	366,154		-		222,800	179,000	-	10,900	778,854

Krystina L. Jones	2022	575,000	(1)	-		59,600	45,900	2,539,181	17,778	3,237,459
Chief Revenue Officer	2021	539,038	(1)	-		27,293	34,010	2,491,632	37,430	3,129,403

(1)
The amounts shown include Ms. Jones’s base salary of $425,000 and $389,038 for 2022 and 2021, respectively, and irrecoverable draw of $150,000 for each of 2022 and 2021, earned pursuant to the KLDiscovery 2021 Americas Legal Technology Sales Commission Plan, or the 2021 Commission Plan, which is described below under the heading “Sales Commission Plan.”
(2)
The annual cash bonuses for Mr. Weiler and Ms. Wilson under the Annual Bonus Plan for 2022 have not been determined. If annual cash bonuses are awarded to either Mr. Weiler or Ms. Wilson, such amounts will be disclosed in a periodic or current report filed with the SEC.
(3)
The amounts reported in these columns do not reflect the actual economic value realized by the NEO. Amounts in these columns reflect the estimated aggregate grant date fair value of stock awards and options granted during the applicable year computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used by the Company in calculating these amounts are included in Note 9 to our audited consolidated financial statements in the Annual Report.

(4)
Amount reflects commissions earned by Ms. Jones pursuant to the 2021 Commission Plan, as described below under the heading “Sales Commission Plan.”
(5)
The amounts reported in this column for 2022 consist of Company profit sharing contribution payments pursuant to the Company’s 401(k) plan of $10,768 for Mr. Weiler, $12,199 for Ms. Wilson and $12,199 for Ms. Jones, Company paid insurance premiums of $9,485 for Mr. Weiler, $5,387 for Ms. Wilson and $4,988 for Ms. Jones and wellness gift cards of $800 for Mr. Weiler.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2022.

		Option Awards				Stock Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)
Christopher J. Weiler	4/7/2022	—	—	—	—	42,500	$89,250
Chief Executive	3/1/2022	33,333	66,667	$6.00	3/1/2032	—	—
Officer	2/16/2021	66,666	33,334	$8.05	2/15/2031	45,000	$94,500

Dawn M. Wilson	4/7/2022	—	—	—	—	40,000	$84,000
Chief Financial	3/1/2022	33,333	66,667	$6.00	3/1/2032	—	—
Officer	2/16/2021	66,666	33,334	$8.05	2/15/2031	40,000	$84,000
	4/21/2020	5,015	0	$9.95	4/20/2030	1,656	$3,478
	2/17/2020	—	—	—	—	118,333	$248,499
	12/19/2019	302,770	—	$9.90	12/18/2029	—	—

Krystina L. Jones	4/7/2022	—	—	—	—	10,000	$21,000
Chief Revenue	3/1/2022	6,000	12,000	$6.00	3/1/2032	—	—
Officer	2/16/2021	12,666	6,334	$8.05	2/15/2031	4,900	$10,290
	4/21/2020	23,913	—	$9.95	4/20/2030	6,878	$14,444
	2/17/2020	—	—	—	—	33,333	$69,999
	12/19/2019	90,830	—	$9.90	12/18/2029	—	—

(1)
The option vests in accordance with the Standard Option Vesting Schedule, as described below under the heading entitled “— Equity Compensation”.
(2)
The RSUs vest in accordance with the Standard RSU Vesting Schedule, as described below under the heading entitled “— Equity Compensation”.
(3)
The amounts shown were determined based on the per share closing market price of our common stock on December 31, 2022, which was $2.10.

Narrative to 2022 Summary Compensation Table and Outstanding Equity Awards at 2022 Fiscal Year End

Compensation Philosophy & Mix

Our NEO executive compensation program is designed to align the interests of our NEOs with the interests of our stockholders. While base salary and performance-based cash incentive opportunities reward short-term goals, equity awards promote longer-term retention and commitment to the operating results of the Company. We believe this mix rewards our NEOs for their short-term individual contributions to the Company while also incentivizing them to focus on future results.

The primary elements of compensation for our NEOs are base salary, annual cash bonuses, awards of stock options, awards of RSUs and, for Ms. Jones, commissions and an irrevocable draw through our sales commission program. Our NEOs are also eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, long-term care benefits, and short- and long-term life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Base Salaries

The Company’s NEOs receive a base salary to compensate them for services rendered to our Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

The annual base salaries for our NEOs as of December 31, 2021 and December 31, 2022 were as follows:

Name	Annual Base Salary as of December 31, 2021 ($)	Annual Base Salary as of December 31, 2022 ($)
Christopher J. Weiler	500,000	500,000
Dawn Wilson	400,000	400,000
Krystina Jones (1)	575,000	575,000

(1)
Amounts include the $150,000 annual irrecoverable draw payable to Ms. Jones pursuant to the 2021 Commission Plans, as further described below under the heading “—Sales Commission Plan.”

Annual Cash Bonuses

In addition to base salaries, Mr. Weiler and Ms. Wilson are eligible to participate in the KLDiscovery Inc. Corporate Annual Bonus Plan (the “Annual Bonus Plan”). The Annual Bonus Plan is designed to motivate our employees to achieve corporate goals and to reward our employees for their contributions towards achievement of these goals. Our Board of Directors annually approves the Company’s annual budget, which includes a discretionary bonus pool for granting awards under the Annual Bonus Plan. The extent to which the bonus pool is funded is based on the Company’s achievement of certain adjusted EBITDA goals during the plan year, and bonuses are granted from the bonus pool to eligible employees based on each employee’s role, seniority, and annual cash bonus target.

For 2022, the financial goals related generally to the achievement of adjusted EBITDA goals. Disclosure of how adjusted EBITDA is calculated from our audited financial statements is provided in the section of the Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Components of our Results of Operations – Adjusted EBITDA.”

Mr. Weiler and Ms. Wilson’s 2022 annual cash bonus targets, expressed as a percentage of base salary, were 75% and 60%, respectively. The annual cash bonuses for Mr. Weiler and Ms. Wilson under the Annual Bonus Plan for 2022 have not been determined, as noted in the “2022 Summary Compensation Table” above.

Sales Commission Plan

Ms. Jones is eligible to earn sales commissions pursuant to the 2021 Commission Plan (together with the addendums thereunder). Under the 2021 Commission Plan, Ms. Jones is eligible to earn an annual irrevocable draw of $150,000, payable in equal monthly installments as well as additional monthly commission that is based on invoiced revenue multiplied by specified commission rates, payable in arrears to the extent that they exceed her monthly draw.

Equity Compensation

We have granted equity awards pursuant to the KLDiscovery Inc. 2019 Incentive Award Plan (the “2019 Plan”) to our eligible employees, including our NEOs, and we have historically offered stock options and RSUs as the long-term incentive component of our compensation program. The Company’s stock options generally allow employees, including our NEOs, to purchase shares of our common stock at a price equal to the fair market value of our Common Stock on the date of grant, as determined by the Board of Directors. The Company’s RSUs represent a contractual right to receive one share of our Common Stock for each RSU upon the settlement date, subject to certain vesting conditions.

Generally, stock options and RSUs granted under the 2019 Plan have vesting schedules that are designed to encourage continued employment. Stock options granted to our NEOs generally vest over a three-year period, subject to continued employment and generally expire ten years from the date of grant. In the event of a change in control of the Company (a “Change in Control”), the option tranche that was scheduled on the applicable vesting date immediately following the Change in Control will immediately vest and the remainder of the option will vest in each of the subsequent anniversaries of the Change in Control. We refer to this option vesting schedule herein as the “Standard Option Vesting Schedule.”

RSUs granted to our NEOs generally vest according to the following vesting schedule (subject to continued employment), which we refer to herein as the “Standard RSU Vesting Schedule.”

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

During 2022, the Company granted performance based RSUs to certain employees, including our NEOs, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions and are not subject to any liquidity event vesting condition. If the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

From time to time, our Board of Directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees.

In 2021 and 2022, Mr. Weiler received awards of 200,000 and 100,000 stock options, respectively. In addition, in 2021 and 2022, Mr. Weiler received awards of 85,000 RSUs and 42,500 performance based RSUs, respectively. The outstanding stock options, RSUs and performance based RSUs vest based on the Company’s Standard Option Vesting Schedule, Standard RSU Vesting Schedule and performance based RSU vesting criteria described above.

In each of 2021 and 2022, Ms. Wilson received an award of 100,000 stock options. In addition, in 2021 and 2022, Ms. Wilson received awards of 40,000 RSUs and 40,000 performance based RSUs, respectively. The outstanding stock options, RSUs and performance based RSUs vest based on the Company’s Standard Option Vesting Schedule, Standard RSU Vesting Schedule and performance based RSU vesting criteria described above.

In 2021 and 2022, Ms. Jones received awards of 19,000 and 18,000 stock options respectively. In addition, in 2021 and 2022, Ms. Jones received awards of 4,900 RSUs and 10,000 performance based RSUs, respectively. The outstanding stock options, RSUs and performance based RSUs vest based on the Company’s Standard Option Vesting Schedule, Standard RSU Vesting Schedule and performance based RSU vesting criteria described above.

On February 19, 2021 Mr. Weiler agreed to voluntarily forfeit 40,000 RSUs, which were valued at approximately $179,000 and 100,000 stock options that, at the time of forfeiture, had an exercise price greater than the fair market value of the underlying shares.

Executive Employment and Severance Arrangements

The Company has entered into employment and severance arrangements with each of the NEOs. The material terms and conditions of these arrangements are described below.

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

Mr. Weiler is also party to an executive severance agreement with the Company, dated as of September 30, 2020 and subsequently amended on December 12, 2022. In the event that Mr. Weiler’s employment is terminated either by the Company without cause (as defined in his employment agreement) or by Mr. Weiler for good reason (as defined in his employment agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described above, Mr. Weiler would be entitled to receive (i) an amount in cash equal to the sum of (A) his base salary and (B) a pro-rated bonus for the year in which his termination occurs and (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months. In the event that Mr. Weiler’s employment is terminated either by the Company without cause or by Mr. Weiler for good reason, in either case, within three months prior to or twelve months following a change in control, then in lieu of the severance benefits described above, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described above, Mr. Weiler would be entitled to receive (i) an amount in cash equal to 1.5 times the sum of (A) his base salary plus (B) his target annual bonus for the year of termination, (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months and (iii) accelerated vesting of all unvested equity or equity-based awards held by him that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

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

Ms. Jones is party to an offer letter agreement pursuant to which Ms. Jones has been employed by the Company. Pursuant to her offer letter, Ms. Jones is entitled to an annual base salary and an irrevocable draw of $150,000, and is eligible to receive monthly commissions under the Company’s current commission plan.

The Company has entered into restrictive covenant agreements with each of Mses. Wilson and Jones pursuant to which they agree to refrain from disclosing our confidential information during or at any time following their employment with us and from competing with us or soliciting our employees or customers during their employment and for one year following termination of their employment.

The Company also entered into executive severance agreements with each of Mses. Wilson and Jones. Under these severance agreements, which became effective on June 17, 2020 and were subsequently amended on December 12, 2022, in the event that Ms. Wilson or Ms. Jones’s employment is terminated by the Company without cause (as defined in the severance agreements) or by Ms. Wilson or Ms. Jones for good reason (as defined in the severance agreements), subject to her execution and non-revocation of a general release of claims, Ms. Wilson or Ms. Jones, as applicable, would be entitled to receive (i) an amount in cash equal to the sum of (A) twelve months of her base salary, (B) a pro-rated bonus for the year in which her termination occurs, and (C) for Ms. Jones, an amount equal to six months of her average monthly sales commissions over the prior three year period and (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to twelve (12) months. In the event that Ms. Wilson’s or Ms. Jones’s employment is terminated either by the Company without cause or by Ms. Wilson or Ms. Jones, as applicable, for good reason, in either case, within three months prior to or twelve months following a change in control, then in lieu of the severance benefits described above, subject to her execution and non-revocation of a general release of claims and continued compliance with her restrictive covenant obligations, as described above, Ms. Wilson or Ms. Jones, as applicable, would be entitled to receive (i) an amount in cash equal to the sum of (A) her base salary plus (B) her target annual bonus for the year of termination and (C) for Ms. Jones, an amount equal to twelve months of her average monthly sales commissions over the prior three year period, (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months and (iii) accelerated vesting of all unvested equity or equity-based awards held by her that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Other Elements of Compensation

Retirement, Health, Welfare and Additional Benefits

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits and life insurance, to the same extent as other full-time employees, subject to the terms and eligibility requirements of those plans. We also sponsor a 401(k) defined contribution plan in which our NEOs may participate, subject to limits imposed by the Internal Revenue Code of 1986, as amended, to the same extent as all of our other full-time employees. The plan allows us to make discretionary employer matching contributions equal to 100% of the first 3% and 50% of the next 2% of a participant’s deferral. Matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies. We do not provide our NEOs with perquisites or other personal benefits, other than the retirement and health and welfare benefits that apply uniformly to all of our eligible employees.

Director Compensation

Members of our Board of Directors who are not our employees are generally eligible to participate in a compensation program, which we refer to as the Non-Employee Director Compensation Program, under which a director is eligible to receive the following amounts as compensation for his or her services on our Board of Directors and its committees:

•
upon the director’s initial election or appointment to the Board of Directors that occurred after the Company’s business combination with Pivotal Acquisition Corp.'s (“Pivotal”) (the “Business Combination”), a number of restricted stock units determined by dividing (A) $350,000 by (B) the closing price per share of common stock on the date of grant, rounded down to the nearest whole share;
•
on the date of each annual meeting of stockholders, if the director has served on our Board of Directors for at least six months as of the date of an annual meeting of stockholders and will continue serving as a non-employee director immediately after the Company’s annual meeting of stockholders, a number of restricted stock units determined by dividing (A) $175,000 by (B) the closing price per share of Common Stock on the date of grant, rounded down to the nearest whole share;
•
for the chair of our Board of Directors, an annual retainer fee of $75,000;
•
for other members of the Board of Directors, an annual retainer fee of $30,000; and
o
if the director serves on a committee of our Board of Directors, an additional annual retainer fee as follows:
o
chair of the Audit Committee, $20,000;
o
Audit Committee member other than the chair, $10,000;

o
chair of the Compensation Committee, $14,000;
o
Compensation Committee member other than the chair, $7,000;
o
chair of the Nominating and Corporate Governance Committee, $7,500; and
o
Nominating and Corporate Governance Committee member other than the chair, $4,000.

For fiscal year 2022, Ian Fujiyama, Arjun Shah, Lauren Tanenbaum and Richard Williams elected to not participate in the Non-Employee Director Compensation Program. In addition, Evan Morgan did not elect to receive an annual retainer fee under the Non-Employee Director Compensation Program but did elect to receive equity-based compensation under the Non-Employee Director Compensation Program.

One-third of the restricted stock units granted upon a director’s initial election or appointment will vest on each of the first three anniversaries of the date of grant, such that the award will be fully vested on the third anniversary of the date of grant, subject to continued service. The restricted stock units granted annually to directors will vest in a single installment on the day before the next annual meeting, subject to continued service. In addition, all unvested restricted stock units will vest in full upon the occurrence of a change in control of our Company (as defined under the KLDiscovery Inc. 2019 Incentive Award Plan), subject to continued service through the date of the change of control.

Director retainer fees under the program will be payable in cash in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our Board of Directors (or not serving in the applicable committee role).

Each member of our Board of Directors is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and any committee of the Board of Directors on which he or she serves.

2022 Director Compensation Table

The table below shows all compensation to our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation	Total ($)
Kevin Griffin	40,000	175,000	-	215,000
Donna Morea	89,000	175,000	-	264,000
Richard Williams	-	-	-	-
Evan Morgan	-	175,000	-	175,000
Lawrence Prior III	54,000	175,000	-	229,000
Ian Fujiyama	-	-	-	-
Arjun Shah	-	-	-	-
Lauren Tanenbaum	-	-	-	-

(1)
Amounts reflect the full grant-date fair value of stock awards granted during 2022 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, rather than the amounts paid to or realized by the named individual. For a description of the assumptions used in valuing these awards, see Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("fiscal 2022") (the “Annual Report”). The table below shows the number of stock awards held as of December 31, 2022 by each of our current non-employee directors. None of our directors held outstanding option awards as of such date.

Name	Stock Awards Outstanding as of December 31, 2022
Kevin Griffin	25,000
Donna Morea	25,000
Evan Morgan	25,000
Lawrence Prior III	41,666

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 16, 2023 by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock (based on our review of filings with the SEC);
•
each of our NEOs and directors; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined under SEC rules and regulations and generally includes securities over which a person has voting or investment power as well as certain securities a person has the right to acquire within 60 days, including through the exercise of any option, warrant or right or upon the conversion of another security. As a result, unless otherwise noted, the number of shares beneficially owned by each individual or entity in the table below includes (i) shares of Common Stock issuable upon exercise of warrants, (ii) shares of Common Stock issuable upon conversion of the Debentures and (iii)shares of Common Stock issuable upon exercise of stock options or RSUs that have vested or will vest within 60 days of the Record Date. However, shares of Common Stock that may be issuable to certain of our stockholders if the reported closing sale price of our Common Stock equals or exceeds $13.50 per share for any 20 consecutive trading days before December 19, 2024, the five-year period following the Closing Date (the “Contingent Shares”), are not treated as shares beneficially owned by such persons because satisfaction of the conditions to the person’s right to acquire the securities is not within such person’s control. For purposes of calculating a person’s beneficial ownership percentage, any shares a person has the right to acquire as outlined above are considered outstanding and beneficially owned by that person but are not treated as outstanding for the purpose of computing the beneficial ownership percentage of any other person. The percentage of shares beneficially owned by each person is based on 42,920,136 shares of our common stock issued and outstanding as of March 16, 2023.

Except in cases where community property laws apply or as otherwise indicated in the footnotes to the table, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Directors and Executive Officers (1)
Kevin Griffin (2)(3)(4)	12,160,734	23.1%
Evan Morgan (5)	107,156	*
Richard J. Williams (6)	1,512,223	3.5%
Donna Morea (7)	121,808	*
Christopher J. Weiler (8)	1,721,756	4.0%
Dawn Wilson (9)	407,784	*
Krystina Jones (10)	265,720	*
Arjun Shah	—	—
Lawrence Prior III	97,581	*
Ian Fujiyama	—	—
Lauren Tanenbaum	—	—
All executive officers and directors as a group (11 individuals)	16,394,762	30.7%

Five Percent Holders
Pivotal Acquisition Holdings LLC (2)	5,041,192	11.1%
The Carlyle Group Inc. (11)	19,996,804	46.6%
OTPP (12)	8,330,331	16.7%
MGG (3)	7,094,542	14.3%
Jonathan J. Ledecky (13)	4,636,436	10.3%
Revolution (14)	4,098,642	9.5%
Linden Capital L.P. (15)	3,092,501	6.7%

* Denotes less than 1%.

(1)
Unless otherwise indicated, the business address of each of the individuals is c/o KLDiscovery Inc., 9023 Columbine Road, Eden Prairie, MN 55347.
(2)
Includes (i) 2,395,608 shares of Common Stock and (ii) 2,645,584 shares of Common Stock that may be acquired upon the exercise of Private Warrants held of record by Pivotal Spac Funding LLC, an affiliate of Mr. Griffin. Pivotal Spac Funding LLC is controlled by certain investment funds and/or accounts for which MGG is the investment advisor. MGG is controlled by Mr. Griffin, its Chief Executive Officer, and Mr. Gregory Racz, its President and Chief Legal Officer. Each of Mr. Griffin and Mr. Racz disclaims beneficial ownership of the securities held by the investment funds affiliated with MGG. The business address of MGG is One Penn Plaza, New York, New York 10119.
(3)
Includes (i) 250,000 shares of Common Stock held of record and (ii) 6,800,222 shares of Common Stock that may be acquired upon conversion of Debentures held of record by certain investment funds and/or accounts for which MGG is the investment advisor. MGG is controlled by Mr. Griffin, its Chief Executive Officer, and Mr. Gregory Racz, its President and Chief Legal Officer. Each of Mr. Griffin and Mr. Racz disclaims beneficial ownership of the securities held by the investment funds affiliated with MGG. The business address of MGG is One Penn Plaza, New York, New York 10119.
(4)
Includes 44,320 RSUs originally awarded to Mr. Griffin that were transferred to the investment funds for which MGG is the investment advisor.
(5)
Includes (i) 4,984 shares of common stock held by Conifer Partners and (ii) 32,852 shares of common stock held by Radcliff Principal Holdings LLC. Does not include (i) 315 Contingent Shares that may be issuable to Conifer Partners and (ii) 2,077 Contingent Shares that may be issuable to Radcliff Principal Holdings LLC. Mr. Morgan has, or, in the case of the Contingent Shares, will have, voting and dispositive control over such shares of Common Stock and Contingent Shares.
(6)
Includes 1,512,223 shares of common stock held by WestView; does not include 95,600 Contingent Shares that may be issuable to WestView. Mr. Williams is a co-managing partner of this entity and has, or, in the case of the Contingent Shares, will have, voting and dispositive control over such shares of common stock and Contingent Shares.

(7)
Includes 52,488 shares of Common Stock held by Ms. Morea. This does not include 3,318 Contingent Shares that may be issuable to Ms. Morea.
(8)
Includes 1,655,090 shares of common stock held by Mr. Weiler; also includes 66,666 vested options that may be exercised by Mr. Weiler; does not include 133,713 Contingent Shares that may be issuable to Mr. Weiler. Does not include 45,000 RSUs for which the time-based vesting requirements have been satisfied, but which remain subject to the condition that a change in control or the listing of the Common Stock on a nationally recognized stock exchange (“Listing Event”) occur before these RSUs fully vest. See “Company Named Executive Officers and Director Compensation—Equity Compensation” in Item 11, Executive Compensation.
(9)
Includes 407,784 vested options that may be exercised by Ms. Wilson. Does not include 159,989 RSUs for which the time-based vesting requirements have been satisfied, but which remain subject to the condition that a change in control or Listing Event occur before these RSUs fully vest. See “Company Named Executive Officers and Director Compensation—Equity Compensation” in Item 11, Executive Compensation.
(10)
Includes 140,282 shares of common stock held by Ms. Jones and 125,438 vested options that may be exercised by Ms. Jones; does not include 8,025 Contingent Shares that may be issuable to Ms. Jones. Does not include 5,111 RSUs for which the time-based vesting requirements have been satisfied, but which remain subject to the condition that a change in control or Listing Event occur before these RSUs fully vest. See “Company Named Executive Officers and Director Compensation—Equity Compensation” in Item 11, Executive Compensation.
(11)
Includes (i) 18,261,123 shares of common stock held of record by CEOF II DE I AIV, L.P., (ii) 1,658,789 shares of common stock held of record by CEOF II Coinvestment (DE), L.P. and (iii) 76,892 shares of common stock held of record by CEOF II Coinvestment B (DE), L.P.; does not include (i) 1,154,439 Contingent Shares that may be issuable to CEOF II DE I AIV, L.P., (ii) 104,866 Contingent Shares that may be issuable to CEOF II Coinvestment (DE), L.P. and (iii) 4,861 Contingent Shares that may be issuable to CEOF II Coinvestment B (DE), L.P. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group Inc., which is a publicly traded entity listed on NASDAQ. The Carlyle Group Inc. is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which is the sole member of TC Group, L.L.C., which is the general partner of TC Group Sub L.P., which is the sole member of CEOF II DE GP AIV, L.L.C., which is the general partner CEOF II DE AIV GP, L.P., which is the general partner of each of the three identified funds that is a record holder of our common stock. Accordingly, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by, or that may be issuable to, the record holder funds. The address of each of the persons or entities named in this footnote is c/o The Carlyle Group, 1001 Pennsylvania Ave. NW, Suite 220 South, Washington, D.C. 20004-2505.
(12)
According to a Schedule 13D filed jointly by Ontario Teachers’ Pension Plan Board, or OTPP, and 1397225 Ontario Limited with the SEC on April 7, 2022, each reporting person has shared voting power and sole dispositive power with respect to 8,132,887 shares of Common Stock and sole voting power and shared dispositive power with respect to 0 shares of Common Stock. Includes (i) 1,478,379 shares of Common Stock, (ii) 1,411,775 shares of Common Stock that may be acquired upon the exercise of Debenture Holder Warrants, and (iii) 5,440,177 shares of Common Stock that may be acquired upon conversion of Debentures. The President and Chief Executive Officer of OTPP has delegated to each of Mr. Christopher Witkowski and Mr. Michael Merkoulovitch the authority to implement disposition decisions with respect to the shares of common stock that are held by or may be acquired by 1397225; however, approval of such decisions is made by senior personnel within the capital markets group of OTPP in accordance with internal portfolio guidelines. Voting decisions are made by personnel within the public equities group of OTPP in accordance with internal proxy voting guidelines. As such, each of Messrs. Witkowski and Merkoulovitch expressly disclaims beneficial ownership of the shares of Common Stock that are held by or may be acquired by 1397225. The business address of the reporting persons is 5650 Yonge Street, Toronto, Ontario M2M 4H5.
(13)
Includes (i) 2,675,000 shares of Common Stock held by Mr. Jonathan Ledecky and (ii) 1,939,697 shares of Common Stock that may be acquired upon the exercise of Private Warrants. The business address of the reporting person is c/o Graubard Miller, 405 Lexington Avenue, 11th Floor, NY, NY 10174.
(14)
According to a Schedule 13G filed jointly by Revolution Growth III, LP, Revolution Growth GP III, LP, Revolution Growth UGP III, LLC and Steven J. Murray with the SEC on February 3, 2020, each reporting person has shared voting power and shared dispositive power with respect to 4,098,642 shares of Common Stock and sole voting power and sole dispositive power with respect to 0 shares of Common Stock. The amount does not include 259,110 Contingent Shares that may be issuable to Revolution Growth III. Steven J. Murray is the operating manager of Revolution Growth UGP III, LLC, the general partner of Revolution Growth GP III, LP, which is the general partner of Revolution Growth III, LP. Revolution Growth UGP III, LLC, Revolution Growth GP III, LP and Mr. Murray may be deemed to have voting and dispositive power with respect to these shares of Common Stock. The business address of the reporting persons is 1717 Rhode Island Avenue, NW, 10th Floor, Washington, D.C. 20036.

(15)
According to a Schedule 13G/A filed jointly by Linden Capital L.P., Linden GP LLC, Linden Advisors LP and Siu Min Wong with the SEC on January 31, 2022, (i) Linden Capital and Linden GP each have shared voting power and shared dispositive power with respect to 2,823,924 shares of Common Stock that may be acquired upon the exercise of Public Warrants and sole voting power and sole dispositive power with respect to 0 shares of Common Stock, and (ii) Linden Advisors and Mr. Wong each have shared voting power and shared dispositive power with respect to 3,092,501 shares of Common Stock that may be acquired upon the exercise of Public Warrants and sole voting power and sole dispositive power with respect to 0 shares of Common Stock. Linden GP is the general partner of Linden Capital. Linden Advisers is the investment manager of Linden Capital and trading advisor or investment advisors of certain managed accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden GP may be deemed to beneficially own the shares held of record by Linden Capital, and each of Linden Advisors and Mr. Wong may be deemed to beneficially own the shares held of record of each of Linden Capital and the managed accounts. The business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans under which common stock is authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders (1)	7,634,448	(2)	$7.92	(3)	3,395,118	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)
Consists of the 2019 Incentive Award Plan (“2019 Plan”) and the 2019 Employee Stock Purchase Plan (“ESPP”).
(2)
Includes 5,757,779 outstanding options to purchase stock under the 2019 Plan and 1,876,448 restricted stock units that were outstanding under the 2019 Plan as of December 31, 2022.
(3)
Represents the weighted-average exercise price of outstanding options under the 2019 Plan.
(4)
As of December 31, 2022, a total of 3,395,118 shares of Common Stock were available for issuance, consisting of 2,145,118 shares under the 2019 Plan and 1,250,000 shares under the ESPP. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in February 2022 in the amount of 2,134,227 shares. Pursuant to the terms of the ESPP, the number of shares of Common Stock available for issuance under the ESPP automatically increases on each January 1 until and including January 1, 2029, by an amount equal to the lesser of (a) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. Our Board of Directors determined that the number of shares available for issuance under the ESPP would not increase on January 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Independence of Directors

The Common Stock is quoted on the OTC Pink Sheet Market and we adhere to its rules in determining whether a director is independent. The OTC Pink Sheet Market listing standards generally define an “independent director” as a person, other than an executive officer or employee of the issuer, or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has reviewed its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his/her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Donna Morea, Ian Fujiyama, Kevin Griffin, Evan Morgan, Lawrence Prior III, Arjun Shah, Lauren Tanenbaum, Richard Williams and Lloyd Howell Jr. does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an independent director. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Certain Relationships and Related Person Transactions

Related Person Transaction Policy and Procedures

The Board of Directors has adopted a written policy and procedures for the review of all related party transactions. Further, our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b) has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 5% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Set forth below is a description of certain relationships and transactions with related parties since January 1, 2021, involving our directors, executive officers, beneficial holders of more than 5% of our capital stock, or persons or entities affiliated with them.

Securities Purchase Agreement

On December 16, 2019, we entered into a Securities Purchase Agreement, which was subsequently amended on November 19, 2021 (the “Purchase Agreement”) with Ontario Teachers’ Pension Plan, another large global financial institution and affiliates of MGG Investment Group LP, an affiliate of Kevin Griffin, a member of our Board of Directors (“MGG”), each of which is a greater than 5% beneficial owner of Common Stock (the “Purchasers”). Pursuant to the Purchase Agreement, on the Closing Date, we sold an aggregate principal amount of $200 million of the Debentures in a private placement to the Purchasers. The Debentures have a term of five years and are repayable at any time prior to maturity without any prepayment penalty. However, in the event we elect to pre-pay the Debentures, the holders will have a right to purchase Common Stock from us in an amount commensurate in value to the pre-payment at a price of $18 per share, subject to adjustment. Additionally, the holders may convert the Debentures into shares of our Common Stock at the same conversion price at any time. The

Debentures, which mature on December 19, 2024, are described in greater detail in Note 7—Long-term debt, business and summary of significant accounting policies to our audited consolidated financial statements. As of December 31, 2022, $12.4 million, including payment in kind interest, of our Debentures are held by affiliates of MGG. For the year ended December 31, 2022, we recognized $4.7 million in interest expense related to the Debentures held by affiliates of MGG.

Stockholders’ Agreement

In connection with the closing of the Business Combination, we entered into a Stockholders’ Agreement (as amended on March 25, 2020 and further amended on February 2, 2021) (“Stockholders Agreement”) with affiliates of The Carlyle Group (“TCG”) and Revolution Growth, each of which is a greater than 5% beneficial owner of Common Stock and Mses. Morea and Tanenbaum and Messrs. Fujiyama, Prior and Shah, each a Director, are affiliates of TCG, and Mr. Morgan, a Director, is an affiliate of Revolution. Pursuant to the Stockholders Agreement, (i) the holders of a majority of the shares of our Common Stock held by such TCG entities and Revolution Growth have the right to designate candidates to be appointed or nominated for election to our Board of Directors, with the number of nominees to be determined based on their aggregate ownership of common stock. For so long as these parties to the Stockholders Agreement maintain collective ownership of at least 65% or more of the total number of shares of Common Stock they owned as of the Closing Date, they will have the right to designate up to six persons to be appointed or nominated for election to our Board of Directors; to the extent the aggregate ownership drops below 65% of such number but is greater than or equal to 35% thereof, these parties will have the right to designate up to three persons to be appointed or nominated for election to our Board of Directors; and to the extent the aggregate ownership drops below 35% of such number but is greater than or equal to 10% thereof, these parties will have the right to designate one person to be appointed or nominated for election to our Board of Directors. For so long as these parties have the right to designate one more nominees and have not exercised their right, or none of their nominees have been elected or appointed to the board, these parties may designate a board observer to attend and participate in all meetings of our Board of Directors or any committees thereof in a non-voting capacity. The stockholders’ agreement will terminate automatically if these parties cease to beneficially own more than 5% of our outstanding shares of Common Stock (on a non-fully diluted basis), provided, that certain provisions of the stockholders’ agreement survive termination, including with respect to certain expense reimbursement, indemnification and insurance matters.

Registration Rights Agreement

In connection with the consummation of the Business Combination, we entered into a Registration Rights Agreement with certain affiliates of TCG, Revolution Growth and the other pre-Business Combination stockholders (the “LD Topco Stockholders”) of LD Topco Inc. (“LD Topco”), Pivotal, and the other holders of our Class B common stock that were issued prior to our IPO (which were converted upon consummation of the Business Combination into our single class of Common Stock on a one-for-one basis). Pursuant to the Registration Rights Agreement, these stockholders were granted certain demand and piggyback registration rights with respect to the resale of our securities they hold, subject to certain conditions set forth therein. Specifically, the affiliates of TCG were granted demand registration rights and, subject to certain limitations, all parties to the agreement were granted piggyback registration rights to participate in registrations of our securities, including Company-initiated registrations and demand registrations initiated by other security holders with such rights.

Other Matters

Matt Weiler and Nick Weiler, the sons of Christopher Weiler, our Chief Executive Officer, have been employed with KLDiscovery since 2015 and 2017, respectively. Matt Weiler currently serves as a Senior Director, Client Shared Services in our Client Shared Services division and Nick Weiler currently serves as a Managing Director, Business Development in our Global Sales and Marketing division. In 2022, each of Matt Weiler and Nick Weiler received total annual salaries and cash incentives of less than $225,000 and annual equity compensation, including stock options and restricted stock units, of less than $50,000. Matt Weiler and Nick Weiler’s equity compensation vests in accordance with the Company’s standard vesting schedules, as described in “2022 Executive Compensation—Equity Compensation.”

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements, together with our amended and restated bylaws, provide that we will jointly and severally indemnify each indemnitee to the fullest extent permitted by the Delaware General Corporation Law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending or completed action, suit or proceeding that arises by reason of the indemnitee’s status or service as an executive officer or director. Additionally, we agree to provide an advance to the indemnitee of all out-of-pocket costs of any type incurred in connection therewith.

From time to time, we may make sales to and purchases from companies that are affiliated with TCG. Such transactions have been entered into in the ordinary course of business and are not considered material or related party transactions.

Item 14. Principal Accounting Fees and Services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the Company's independent registered public accounting firm and, pursuant to the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All of the services provided to the Company by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, during fiscal years ended December 31, 2021 and 2022 were pre-approved by the Audit Committee.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firm for fiscal years 2021 and 2022:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2022

Audit Fees (1)	$1,442,000	$1,293,500
Tax Fees (2)	200,791	246,620
All Other Fees (3)	131,575	56,029
Total	$1,774,366	$1,596,149

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
(3)
Other Fees. Other fees consist of fees associated with the Company’s filing on Form S-1 dated November 23, 2021 and fees billed for advisory services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.
Financial Statements. Reference is made to the Index to Consolidated Financial Statements set forth under Item 8 to this Annual Report on Form 10-K.
2.
Financial Statement Schedules – None.
3.
Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1

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
4.5

Securities Purchase Agreement, dated as of December 16, 2019, by and among Pivotal Acquisition Corp. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2019)

4.6

First Amendment to the Securities Purchase Agreement, dated as of November 19, 2021 by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and the Purchasers named therein (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed March 17, 2022)

4.7

Registration Rights Agreement, dated December 19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed December 26, 2019)

4.8	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K, filed on March 18, 2021)
10.1†	KLDiscovery Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 26, 2019)

10.2†

Employment Agreement, dated as of September 30, 2011, between LDiscovery, LLC and Christopher Weiler (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed June 21, 2019)

10.3†	Offer Letter, dated as of September 30, 2006, between LegisDiscovery, LLC and Krystina Jones (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed June 21, 2019)
10.4†	Offer Letter, dated as of August 25, 2017, between KrolLDiscovery and Dawn Wilson (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed June 21, 2019)
10.5†	KLDiscovery Inc. 2019 Incentive Award Plan – Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed September 16, 2019)
10.6†	KLDiscovery Inc. 2019 Incentive Award Plan – Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed September 16, 2019)
10.7†	KLDiscovery Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed December 26, 2019)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed December 26, 2019)
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

10.14*†	Amendment to Executive Severance Agreement, dated December 22, 2022, by and between KLDiscovery Inc. and Dawn Wilson
10.15†

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.16*†	Amendment to Executive Severance Agreement, dated December 22, 2022, by and between KLDiscovery Inc. and Krystina Jones
10.17†

Executive Severance and Novation Agreement, dated September 30, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.18*†	Amendment to Executive Severance Agreement, dated December 22, 2022, by and between KLDiscovery Inc. and Christopher Weiler
10.19†#

Kroll Discovery 2018 Legal Technology Sales Commission Plan, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.20†#

KLDiscovery (January-December 2018) Sales Commission Plan Sales Performance Addendum, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.21†#

KLDiscovery 2020 Americas Legal Technology Sales Commission Plan, by and between KLDiscovery, Inc. and Krystina Jones (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.22†#

KLDiscovery 2020 Sales Commission Plan Sales Performance Addendum, by and between KLDiscovery, Inc. and Krystina Jones (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.23†#

KLDiscovery 2020 Sales Commission Plan Sales Performance Second Addendum dated as of October 25, 2021 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed March 17, 2022)

10.24*†#	KLDiscovery 2023 Sales Commission Plan dated as of November 1, 2022 by and between KLDiscovery Inc. and Krystina Jones
10.25#

Software License Agreement dated as of December 24, 2020 by and between LDiscovery LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K, filed March 18, 2021)

10.26#

First Amendment to the Software License Agreement dated as of July 21, 2021 by and between LDiscovery LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed March 17, 2022)

10.27#

Second Amendment to the Software License Agreement dated as of October 22, 2021 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed March 17, 2022)

10.28#

Third Amendment to the Software License Agreement dated as of January 1, 2022 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 17, 2022)

10.29*#	Fourth Amendment to the Software License Agreement dated as of June 10, 2022 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC
10.30*#	Fifth Amendment to the Software License Agreement dated as of January 1, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC
10.31*#	Sixth Amendment to the Software License Agreement dated as of January 5, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC
10.32*#	Seventh Amendment to the Software License Agreement dated as of February 28, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC
10.33

Credit Agreement, dated as of February 8, 2021, by and among LD Lower Holdings Inc., LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, each L/C Issuer party thereto and Wilmington Trust National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 8, 2021)

10.34*

First Amendment to Credit Agreement, dated as of March 3, 2023, by and among KLDiscovery Holdings, Inc (f/k/a LD Lower Holdings Inc.), LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, Ally Bank as a lender and L/C Issuer, and Wilmington Trust National Association, as administrative agent and collateral agent

10.35†	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.36†	Pay Change Letter, dated June 15 2021, by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.37†	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 12, 2021)
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Submitted electronically herewith.

# Certain information contained in this agreement has been omitted in reliance on Item 601(b)(10)(iv) because the omitted material is both (1) private or confidential and (2) not material.

† Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2023.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher J. Weiler	Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Christopher J. Weiler

/s/ Dawn Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Dawn Wilson

/s/ Lawrence Prior III	Chair of the Board	March 16, 2023
Lawrence Prior III

/s/ Ian Fujiyama	Director	March 16, 2023
Ian Fujiyama

/s/ Kevin Griffin	Director	March 16, 2023
Kevin Griffin

/s/ Lloyd W. Howell Jr.	Director	March 16, 2023
Lloyd W. Howell Jr.

/s/ Donna Morea	Director	March 16, 2023
Donna Morea

/s/ Evan Morgan	Director	March 16, 2023
Evan Morgan

/s/ Arjun Shah	Director	March 16, 2023
Arjun Shah

/s/ Lauren Tanenbaum	Director	March 16, 2023
Lauren Tanenbaum

/s/ Richard Williams	Director	March 16, 2023
Richard Williams