Form 10-Q
period 2023-03-31
KLDiscovery Inc.
filed 2023-05-11
CIK 1752474

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023 there were 42,936,803 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Current assets
Cash and cash equivalents	$26,345	$32,629
Accounts receivable, net of allowance
for doubtful accounts of $4,247 and $5,403, respectively	102,289	95,727
Prepaid expenses	16,911	10,726
Other current assets	1,271	1,175
Total current assets	146,816	140,257
Property and equipment
Computer software and hardware	75,035	71,720
Leasehold improvements	25,293	25,869
Furniture, fixtures and other equipment	2,244	2,209
Accumulated depreciation	(82,184)	(79,958)
Property and equipment, net	20,388	19,840
Operating lease right of use assets, net	10,657	12,412
Intangible assets, net	45,122	46,862
Goodwill	391,537	391,114
Other assets	8,963	8,957
Total assets	$623,483	$619,442
Current liabilities
Current portion of long-term debt, net	$3,000	$3,000
Accounts payable and accrued expense	32,333	25,009
Operating lease liabilities	6,730	7,850
Deferred revenue	3,577	4,536
Total current liabilities	45,640	40,395
Long-term debt, net	527,447	524,529
Deferred tax liabilities	7,910	7,793
Long term operating lease liabilities	8,946	10,340
Other liabilities	2,655	2,694
Total liabilities	592,598	585,751
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 42,936,803 and 42,920,136 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	392,854	391,977
Accumulated deficit	(363,649)	(359,141)
Accumulated other comprehensive income	1,676	851
Total stockholders' equity	30,885	33,691
Total liabilities and stockholders' equity	$623,483	$619,442

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues	$90,659	$81,898
Cost of revenues	43,587	43,272
Gross profit	47,072	38,626
Operating expenses
General and administrative	17,301	16,525
Research and development	3,200	3,068
Sales and marketing	10,391	10,844
Depreciation and amortization	4,813	4,914
Total operating expenses	35,705	35,351
Income from operations	11,367	3,275
Other expenses
Change in fair value of Private Warrants	(191)	(191)
Interest expense	15,771	12,691
Loss before income taxes	(4,213)	(9,225)
Income tax provision	295	355
Net loss	$(4,508)	$(9,580)
Other comprehensive income (loss), net of tax
Foreign currency translation	825	(2,140)
Total other comprehensive income (loss), net of tax	825	(2,140)
Comprehensive loss	$(3,683)	$(11,720)
Net loss per share - basic and diluted	$(0.11)	$(0.22)
Weighted average shares outstanding - basic and diluted	42,920,321	42,686,216

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691
Share-based compensation	—	—	877	—	—	877
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	825	825
Net loss	—	—	—	(4,508)	—	(4,508)
Balance as of March 31, 2023	42,936,803	$4	$392,854	$(363,649)	$1,676	$30,885

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	1,098	—	—	1,098
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(2,140)	(2,140)
Net loss	—	—	—	(9,580)	—	(9,580)
Balance as of March 31, 2022	42,701,216	$4	$387,126	$(325,547)	$5,649	$67,232

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating activities
Net loss	$(4,508)	$(9,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,610	7,850
Paid in kind interest	5,156	4,860
Stock-based compensation	833	1,062
Provision for losses on accounts receivable	797	827
Deferred income taxes	118	185
Change in fair value of contingent consideration	—	9
Change in fair value of Private Warrants	(191)	(191)
Changes in operating assets and liabilities:
Accounts receivable	(7,186)	(6,822)
Prepaid expenses and other assets	(7,018)	(6,190)
Accounts payable and accrued expenses	3,318	5,631
Deferred revenue	(975)	(1,287)
Net cash used in operating activities	(3,046)	(3,646)
Investing activities
Purchases of property and equipment	(2,072)	(2,968)
Net cash used in investing activities	(2,072)	(2,968)
Financing activities
Payments for capital lease obligations	(533)	(531)
Payments on long-term debt	(750)	(750)
Net cash used in by financing activities	(1,283)	(1,281)
Effect of foreign exchange rates	117	(170)
Net decrease in cash	(6,284)	(8,065)
Cash at beginning of period	32,629	46,468
Cash at end of period	$26,345	$38,403
Supplemental disclosure:
Cash paid for interest	$10,842	$7,876
Net income taxes paid	$263	$60
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$751	$1

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2023 and 2022

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

Principles of consolidation

The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of KLDiscovery and all its subsidiaries. All significant intercompany accounts and transactions were eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial and risk factor information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we previously filed with the Securities and Exchange Commission (the “SEC”).

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, including the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the evaluation of goodwill for impairment, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock, and stock option awards.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three months ended March 31, 2023 and 2022, the Company did not have any single customer that represented ten percent (10%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $12.6 million and $14.1 million for the three months ended March 31, 2023, and 2022, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $26.2 million and $25.9 million as of March 31, 2023, and December 31, 2022, respectively.

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

Accounts receivable

Accounts receivable are recorded at the original invoice amount less an estimate for doubtful receivables based on a review of outstanding amounts monthly. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables, considering a customer’s financial condition, and evaluating historical experience and management's expectations of future losses. Accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

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

Depreciation expense totaled $2.3 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 3 – Leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $18.1 million and $17.5 million, net of accumulated amortization, as of March 31, 2023 and December 31, 2022, respectively.

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

Amortization expense totaled $3.9 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively; $1.4 million and $2.5 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1, 2022 testing date, the Company determined there is one reporting unit.

Management concluded that there was no impairment of goodwill and intangible assets during the three months ended March 31, 2023. Our goodwill balance is subject to fluctuations in foreign exchange rates.

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

The Company provides Legal Technology services to its clients through several technology solutions including Nebula Ecosystem (“Nebula”) its internally developed end-to-end fully integrated proprietary solution. The Company also provides Data Recovery solutions.

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2023 and 2022 (in thousands):

	2023 Q1			2022 Q1
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$73,834	$8,172	$82,006	$66,240	$6,117	$72,357
Data Recovery	8,653	—	8,653	9,541	—	9,541
Total revenue	$82,487	$8,172	$90,659	$75,781	$6,117	$81,898

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

The Company generates the majority of its revenues by providing Legal Technology services to its clients. Most of the Company’s eDiscovery service contracts are time and materials types of arrangements.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. On January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective approach. The adoption did not have a material impact on the Company's consolidated financial statements.

Note 2 – Fair value measurements

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was zero at March 31, 2023, since the Company issued 128,596 shares of common stock in settlement of an earn-out obligation in 2022.

The significant unobservable inputs used in the fair value measurements of the Company’s contingent purchase consideration include its measures of the future profitability and related cash flows of the acquired business or assets, adjusted by appropriate discount rates. Significant increases (decreases) in any of these individual inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is indirectly proportional to the fair value of contingent purchase consideration and a change in the assumptions used for the future cash flows is directly proportional to the fair value of contingent purchase consideration. The Company, using additional information as it becomes available, reassesses the fair value of the contingent purchase consideration on a quarterly basis.

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.4 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 3 – Leases

The Company’s operating leases are primarily for office space and certain equipment, expiring in various years through 2029. Certain leases contain annual rent escalation clauses. The Company’s finance leases are primarily for data center equipment. As part of the Company’s efforts to optimize its real estate footprint, the Company shortened the lease terms in two locations in 2022 and abandoned one location in 2023.

Maturities of lease liabilities as of March 31, 2023 were as follows:

	Finance Leases	Operating Leases
Remainder of 2023	$1,686	$5,877
2024	164	6,149
2025	—	3,170
2026	—	1,508
2027	—	361
Thereafter	—	293
Total undiscounted lease payments	$1,850	$17,357
Less: Interest	(57)	(1,681)
Present value of lease liabilities	$1,793	$15,676

Note 4 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	March 31, 2023	December 31, 2022
Convertible Debenture notes due 2024	247,283	244,808
Amended 2021 Credit Agreement due 2026 (1) (2)	294,000	294,750
Total debt	541,283	539,558
Less: unamortized original issue discount	(9,676)	(10,751)
Less: unamortized debt issuance costs	(1,160)	(1,278)
Total debt, net	530,447	527,529
Current portion of debt	3,000	3,000
Total current portion of debt, net	3,000	3,000
Total long-term debt, net	$527,447	$524,529

_______________________________

(1)
The 2021 Credit Agreement was amended on March 3, 2023.
(2)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024.

Amended 2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the previously outstanding 2016 Credit Agreement.

On March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement. The First Amendment to the 2021 Credit Agreement provides for the revision of the benchmark interest rate from LIBOR to the secured overnight financing rate, (“SOFR”). At March 31, 2023, all outstanding indebtedness under the Amended 2021 Credit Agreement automatically converted from a LIBOR based loan to the new SOFR based loan at the end of the then-current applicable Interest Period. Additionally, the First Amendment to the 2021 Credit Agreement provides for the addition of the Term SOFR Adjustment of 0.10%, based on the term of the applicable Interest Period, to be added to the Applicable Rate for both SOFR Loans and Base Rate Loans (capitalized terms as defined in the Amended 2021 Credit Agreement).

The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of March 31, 2023, there were no outstanding Delayed Draw Term Loans.

The Initial Term Loans bear, and while they were available, the Delayed Draw Term Loans bore, interest, at the Loan Parties’ option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate with a 1.00% floor, plus 6.50% per annum, plus the Term SOFR Adjustment of 0.10% or (y) with respect to Base Rate Loans, the Base Rate plus 5.50% per annum, plus the Term SOFR Adjustment of 0.10%.

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On March 31, 2023, the balance due was $294.0 million with an interest rate of 4.89833% plus an Adjusted Term SOFR Rate of 6.60%.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. The Initial Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the Amended 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the Amended 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of March 31, 2023.

The Company incurred closing fees of $8.0 million in connection with the original entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the Amended 2021 Credit Agreement.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of March 31, 2023, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At March 31, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $247.3 million and $244.8 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2023, the Company was in compliance with all Debenture covenants.

Note 5 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units ("RSUs"), or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,134,227 shares in February 2022. As of March 31, 2023, 11,760,678 shares of Common Stock were reserved under the 2019 Plan, of which 1,993,603 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2022	5,757,779	$7.92	7.6	$—
Granted	—	—
Exercised	—	—
Forfeited	(9,451)	7.34
Expired	(75,714)	8.12
Options outstanding, March 31, 2023	5,672,614	$7.91	7.4	$—
Options vested and exercisable, March 31, 2023	4,428,571	$8.16	7.1	$—
Options vested and expected to vest, March 31, 2023	5,672,614	$7.91	7.4	$—

_______________________________

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total fair value of stock options granted	$—	$2,884
Total fair value of options vested	1,465	609

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination of employment. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $0, and $2.55, during the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company recognized $0.8 million and $1.1 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of March 31, 2023 and 2022, there was $2.4 million and $6.2 million of unrecognized stock-based compensation expense, respectively, related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of 1.7 and 2.0 years, respectively.

Stock Option Valuation

The Company used valuation models to value both time and performance-based vesting stock options granted during the three months ended March 31, 2022. The Company did not grant any time or performance-based vesting stock options during the three months ended March 31, 2023. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

Three Months Ended March 31, 2022
Expected volatility	42.90%
Expected term (in years)	6.00
Dividend yield	0.00%
Risk-free interest rate	1.62%

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
•
Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three months ended March 31, 2022, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.
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

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cost of revenues	$227	$351
General and administrative	443	408
Research and development	76	103
Sales and marketing	87	200
Total	$833	$1,062

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

The Company determined the achievement of a liquidity event was not probable and therefore no expense has been recorded related to the RSU awards that vest solely upon a liquidity event.

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

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and incurred $0.2 million of stock-based compensation expense for the three months ended March 31, 2023 with respect to the performance-based RSUs granted in the second quarter of 2022.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

Time-based restricted stock units

The Company grants certain non-employee directors time-based RSUs in satisfaction of their annual retainer payments. These RSUs vest over a one-year or three-year period. During the three months ended March 31, 2023, the Company granted to certain non-employee directors 151,515 RSUs. During the three months ended March 31, 2022, the Company did not grant any time-based RSUs to its non-employee directors. During the three months ended March 31, 2023 and 2022, the Company recognized the grant-date fair value of the RSUs granted to non-employee directors of $0.2 million and $0.2 million as stock-based compensation expense, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Outstanding at December 31, 2022	1,876,669
Granted	151,515
Vested - non-employee director awards	(16,667)
Forfeited	(19,289)
Expired	—
Outstanding at March 31, 2023	1,992,228

Note 6 – Equity

The Company is authorized to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the times and in the amounts as the Company's Board of Directors may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding Common Stock.

There were no stock issuances during the three months ended March 31, 2023 and 2022, respectively, other than pursuant to stock option exercises and vesting of non-employee director RSUs.

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

Each warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. If exercised by the initial purchaser of the Private Warrant or certain permitted transferees, the purchase can occur on a cashless basis. The Warrants will expire on December 19, 2024 or earlier upon redemption or liquidation.

If the reported last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. The warrants will not be adjusted for the issuance of common stock at a price below its exercise price. The Company will not be required to net cash settle the warrants.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of March 31, 2023.

Note 7 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $0.3 million and $0.4 million, respectively, resulting in an effective tax rate of (7.1)% and (4.3)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA that became effective on January 1, 2023, such as a new 15% corporate minimum tax, a 1% new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

Note 8 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of March 31, 2023.

The Company has two letters of credit totaling $0.6 million as of March 31, 2023 as additional security for lease guarantees related to leased properties.

Note 9 – Related parties

As of March 31, 2023, $123.6 million including paid-in kind interest of the Company's Debentures was owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended March 31, 2023 and 2022, the Company recognized $3.6 million and $3.4 million in interest expense, respectively, related to the Debentures owned by affiliates of the MGG Investment Group.

Note 10 – Subsequent events

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q and in any document incorporated by reference are based on current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Throughout this section, unless otherwise specified or where the context requires otherwise, references to “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” or “KLDiscovery Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Executive Summary — a general description of our business and key highlights for the three months ended March 31, 2023.
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

Key factors affecting our performance

Our operating results, financial performance and future growth will depend on a variety of factors, including, among others, maintaining our history of product innovation, increasing adoption of Nebula, maintaining and growing our client base while driving greater penetration, growth in the number of our matters, particularly large matters and establishing our partner channel for Nebula. Some of the more important factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 16, 2023 (our “Annual Report”), as supplemented by the additional discussion below.

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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	March 31,
	2023	2022
Legal Technology clients	6,091	5,563
Nebula clients	1,718	1,293

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	March 31,
	2023	2022
Legal Technology matters	8,078	7,877
Nebula matters	1,231	1,009

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. For the three months ended March 31, 2023 and 2022, 48% and 48% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 78% and 79% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended March 31,
	2023	2022
Legal Technology net revenue retention	95%	109%

For the three months ended March 31, 2023 and 2022, our Legal Technology revenue was $82.0 million and $72.4 million, respectively, and our data recovery revenue was $8.7 million and $9.5 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to frequency of matters, client upsell, cross-sell, and churn. We believe global macroeconomic challenges, including inflation and the war in Ukraine, had a significant adverse impact on the Company and the overall market in 2022. Large jobs were delayed and significant revenue opportunities that we typically rely on were not as abundant as we expected. Our revenues increased during the first quarter of this year as we saw an uptick in large jobs. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the three months ended March 31, 2023 and 2022, our Legal Technology revenue was $82.0 million and $72.4 million, respectively, and our data recovery revenue was $8.7 million and $9.5 million, respectively. For the three months ended March 31, 2023 and 2022, Legal Technology revenue from our technology solutions other than Nebula was $73.8 million and $66.2 million respectively, and revenue from Nebula was $8.2 million and $6.1 million, respectively.

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

Income Tax Provision

The income tax provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. We maintain a valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

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

Our management believes EBITDA and Adjusted EBITDA reflect our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest, income taxes, equity compensation, acquisition and transaction costs, restructuring costs, systems establishment costs and costs associated with strategic initiatives which are incurred outside the ordinary course of our business, provides information about our cost structure and helps us to track our operating progress. We encourage investors and potential investors to carefully review our U.S. GAAP financial measures and compare them with our EBITDA and adjusted EBITDA. The non-U.S. GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies and in the future, we may disclose different non-U.S. GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2023 compared with the three months ended March 31, 2022

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
(in millions)	2023	2022

Revenues	$90.7	$81.9
Cost of revenues	43.6	43.3
Gross profit	47.1	38.6
Operating expenses	35.7	35.4
Income from operations	11.4	3.2
Interest expense	15.8	12.7
Change in fair value of Private Warrants	(0.2)	(0.2)
Loss before income taxes	(4.2)	(9.2)
Income tax provision	0.3	0.4
Net loss	(4.5)	(9.6)
Total other comprehensive income (loss), net of tax	0.8	(2.1)
Comprehensive loss	(3.7)	(11.7)

Adjusted EBITDA

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net Loss	$(4.5)	$(9.6)
Interest expense	15.8	12.7
Income tax provision	0.3	0.4
Depreciation and amortization expense	6.6	7.8
EBITDA (1)	$18.2	$11.3
Acquisition, financing and transaction costs	1.8	1.4
Stock compensation and other	0.8	1.1
Change in fair value of Private Warrants	(0.2)	(0.2)
Restructuring costs	0.1	0.1
Systems establishment costs	0.2	0.4
Adjusted EBITDA (1)	$20.9	$14.1

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $8.8 million, or 10.7%, to $90.7 million for the three months ended March 31, 2023 as compared to $81.9 million for the three months ended March 31, 2022. This is due to an increase in Legal Technology revenue of $9.6 million resulting from an increase of $7.6 million from our technology solutions other than Nebula and an increase of $2.0 million from Nebula due to higher volume, partially offset by a decrease in data recovery revenue of $0.9 million as a result of a lower volume of large jobs.

Cost of Revenues

Cost of revenues increased by $0.3 million, or 0.7%, to $43.6 million for the three months ended March 31, 2023 as compared to $43.3 million for the three months ended March 31, 2022. This increase is primarily due to increased software expense of approximately $0.8 million and increased personnel expenses of $0.6 million due to increased bonuses and managed review wages, partially offset by decreased amortization of $1.2 million associated with acquired intangibles that have fully amortized. As a percentage of revenue, our cost of revenues for the three months ended March 31, 2023 decreased to 48.1% as compared to 52.9% for the three months ended March 31, 2022, and was primarily due to the higher revenue combined with the decrease in amortization expense.

Gross Profit

Gross profit increased by $8.5 million, or 22.0%, to $47.1 million for the three months ended March 31, 2023 as compared to $38.6 million for the three months ended March 31, 2022. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended March 31, 2023 increased to 51.9% as compared to 47.1% for the three months ended March 31, 2022, and was due to the increase in revenue noted above that was greater in percentage than the comparable increase in cost of revenues.

Operating Expenses

Operating expenses increased by $0.3 million, or 0.8%, to $35.7 million for the three months ended March 31, 2023 as compared to $35.4 million for the three months ended March 31, 2022. This increase is primarily the result of a $1.0 million increase in professional services, partially offset by a $0.4 million decrease in occupancy expense due to the consolidation of our real estate footprint and a $0.3 million decrease in marketing costs primarily associated with the optimization of our digital marketing program. As a percentage of revenue, our operating expenses for the three months ended March 31, 2023 decreased to 39.4% as compared to 43.2% for three months ended March 31, 2022.

Interest Expense

Interest expense increased by $3.1 million, or 24.4%, to $15.8 million for the three months ended March 31, 2023 as compared to $12.7 million for the three months ended March 31, 2022. The increase is primarily due to an increase in the variable interest rate on borrowings under the Amended 2021 Credit Agreement, which resulted in a $2.7 million increase in expense, and an increase in the debt balance due to the quarterly accruals of Paid in Kind ("PIK") interest on the Convertible Debentures issued by the Company, which resulted in a $0.2 million increase in interest expense.

Change in Fair Value of Private Warrants

For the three months ended March 31, 2023 the Company recorded a gain to the Private Warrants liability of $0.2 million and for the three months ended March 31, 2022 the Company recorded a loss of $0.2 million.

Income Tax Provision

During the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $0.3 million and $0.4 million, respectively, resulting in an effective tax rate of (7.1)% and (4.3)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended March 31, 2023 decreased from the three months ended March 31, 2022 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the three months ended March 31, 2023 was $(4.5) million compared to $(9.6) million for the three months ended March 31, 2022. Net loss decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of March 31, 2023, we had $26.3 million in cash compared to $32.6 million as of December 31, 2022. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities.

Our Debentures mature in December 2024 and our Initial Term Loans and Revolving Credit Loans mature on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the loans outstanding under the Amended 2021 Credit Agreement mature on June 19, 2024. Our ability to refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

Amended 2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the previously outstanding 2016 credit agreement.

On March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement. The First Amendment to the 2021 Credit Agreement provides for the revision of the benchmark interest rate from LIBOR to the secured overnight financing rate, (“SOFR”). At March 31, 2023, all outstanding indebtedness under the Amended 2021 Credit Agreement automatically converted from a LIBOR based loan to the new SOFR based loan at the end of the then-current applicable Interest Period. Additionally, the First Amendment to the 2021 Credit Agreement provides for the addition of the Term SOFR Adjustment of 0.10%, based on the term of the applicable Interest Period, to be added to the Applicable Rate for both SOFR Loans and Base Rate Loans (capitalized terms as defined in the Amended 2021 Credit Agreement).

The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of March 31, 2023, there were no outstanding Delayed Draw Term Loans.

The Initial Term Loans bear, and while they were available, the Delayed Draw Term Loans bore, interest, at the Loan Parties’ option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate with a 1.00% floor, plus 6.50% per annum, plus the Term SOFR Adjustment of 0.10% or (y) with respect to Base Rate Loans, the Base Rate plus 5.50% per annum, plus the Term SOFR Adjustment of 0.10%.

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On March 31, 2023, the balance due was $294.0 million with an interest rate of 4.89833% plus an Adjusted Term SOFR Rate of 6.60%.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. The Initial Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the Amended 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the Amended 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of March 31, 2023.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of March 31, 2023, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At March 31, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $247.3 million and $244.8 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2023, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash (used in) provided by:
Operating activities	$(3,046)	$(3,646)
Investing activities	$(2,072)	$(2,968)
Financing activities	$(1,283)	$(1,281)
Effect of foreign exchange rates	$117	$(170)
Net decrease in cash	$(6,284)	$(8,065)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $3.0 million compared to net cash used in operating activities of $3.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net cash used in operating activities is due to a decreased net loss of $5.1 million, partially offset by a decrease in cash provided by working capital of $3.2 million and decreased non-cash items of $1.3 million. The decrease of $3.2 million in cash provided by working capital is primarily due to a $0.4 million decrease in accounts receivable, a $2.3 million decrease in accounts payable and accrued expenses, a $0.8 million decrease in prepaid expenses and other assets, partially offset by a $0.3 million increase in deferred revenue. Accounts Receivable and Accounts Payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2023 as compared to net cash used in investing activities of $3.0 million for the three months ended March 31, 2022. The decrease in cash used is due to a $0.9 million decrease in purchases of property and equipment.

Cash Flows Used in Financing Activities

For both the three months ended March 31, 2023 and March 31, 2022, net cash used in financing activities was $1.3 million related to the repayments of long-term debt of $0.8 million and capital lease obligations of $0.5 million.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the Amended 2021 Credit Agreement $300 million Initial Term Loans and the Revolving Credit Loans of up to $40 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at March 31, 2023 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended March 31, 2023 and 2022, we generated the equivalent of $12.6 million and $14.1 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three month period would have correspondingly changed our revenues by approximately $0.1 million and $0.1 million for each of the three months ended March 31, 2023 and 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material changes in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

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
10.1#

Fifth Amendment to the Software License Agreement dated as of January 1, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed March 16, 2023).

10.2#

Sixth Amendment to the Software License Agreement dated as of January 5, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed March 16, 2023).

10.3#

Seventh Amendment to the Software License Agreement dated as of February 28, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed March 16, 2023).

10.4#

First Amendment to Credit Agreement, dated as of March 3, 2023, by and among KLDiscovery Holdings, Inc (f/k/a LD Lower Holdings Inc.), LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, Ally Bank as a lender and L/C Issuer, and Wilmington Trust National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed March 16, 2023).

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

Date: May 11, 2023