Form 10-Q
period 2023-06-30
KLDiscovery Inc.
filed 2023-08-10
CIK 1752474

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 there were 43,086,267 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Current assets
Cash and cash equivalents	$20,895	$32,629
Accounts receivable, net of allowance
for doubtful accounts of $3,339 and $5,403, respectively	107,815	95,727
Prepaid expenses	15,286	10,726
Other current assets	1,345	1,175
Total current assets	145,341	140,257
Property and equipment
Computer software and hardware	75,493	71,720
Leasehold improvements	25,741	25,869
Furniture, fixtures, and other equipment	2,274	2,209
Accumulated depreciation	(84,724)	(79,958)
Property and equipment, net	18,784	19,840
Operating lease right of use assets, net	11,531	12,412
Intangible assets, net	43,488	46,862
Goodwill	391,091	391,114
Other assets	8,931	8,957
Total assets	$619,166	$619,442
Current liabilities
Current portion of long-term debt, net	$289,491	$3,000
Accounts payable and accrued expense	29,789	25,009
Operating lease liabilities	6,966	7,850
Deferred revenue	3,036	4,536
Total current liabilities	329,282	40,395
Long-term debt, net	243,936	524,529
Deferred tax liabilities	7,885	7,793
Long term operating lease liabilities	9,405	10,340
Other liabilities	1,737	2,694
Total liabilities	592,245	585,751
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 43,086,267 and 42,920,136 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	393,747	391,977
Accumulated deficit	(368,329)	(359,141)
Accumulated other comprehensive income	1,499	851
Total stockholders' equity	26,921	33,691
Total liabilities and stockholders' equity	$619,166	$619,442

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues	$90,007	$75,191	$180,666	$157,089
Cost of revenues	44,995	39,626	88,582	82,898
Gross profit	45,012	35,565	92,084	74,191
Operating expenses
General and administrative	14,599	15,410	31,900	31,935
Research and development	3,257	3,638	6,457	6,706
Sales and marketing	10,856	10,309	21,247	21,153
Depreciation and amortization	4,926	4,891	9,739	9,805
Total operating expenses	33,638	34,248	69,343	69,599
Income from operations	11,374	1,317	22,741	4,592
Other expenses
Other expense	(3)	(14)	(2)	(14)
Change in fair value of Private Warrants	(317)	(495)	(508)	(686)
Interest expense	16,192	12,876	31,962	25,567
Loss before income taxes	(4,498)	(11,050)	(8,711)	(20,275)
Income tax provision	182	162	477	517
Net loss	$(4,680)	$(11,212)	$(9,188)	$(20,792)
Other comprehensive income (loss), net of tax
Foreign currency translation	(177)	(5,683)	648	(7,823)
Total other comprehensive (loss) income, net of tax	(177)	(5,683)	648	(7,823)
Comprehensive loss	$(4,857)	$(16,895)	$(8,540)	$(28,615)
Net loss per share - basic and diluted	$(0.11)	$(0.26)	$(0.21)	$(0.49)
Weighted average shares outstanding - basic and diluted	42,959,827	42,717,097	42,931,711	42,709,200

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691
Share-based compensation	—	—	877	—	—	877
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	825	825
Net loss	—	—	—	(4,508)	—	(4,508)
Balance as of March 31, 2023	42,936,803	$4	$392,854	$(363,649)	$1,676	$30,885
Share-based compensation	—	—	893	—	—	893
Stock issued in exchanges for vested units	149,464	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(177)	(177)
Net loss	—	—	—	(4,680)	—	(4,680)
Balance as of June 30, 2023	43,086,267	$4	$393,747	$(368,329)	$1,499	$26,921

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	1,098	—	—	1,098
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(2,140)	(2,140)
Net loss	—	—	—	(9,580)	—	(9,580)
Balance as of March 31, 2022	42,701,216	$4	$387,126	$(325,547)	$5,649	$67,232
Share-based compensation	—	—	1,347	—	—	1,347
Stock issued in exchanges for vested units	90,324	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(5,683)	(5,683)
Net loss	—	—	—	(11,212)	—	(11,212)
Balance as of June 30, 2022	42,791,540	$4	$388,473	$(336,759)	$(34)	$51,684

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating activities
Net loss	$(9,188)	$(20,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,374	15,681
Paid in kind interest	10,416	9,817
Stock-based compensation	1,709	2,360
Provision for losses on accounts receivable	1,571	1,240
Deferred income taxes	98	337
Change in fair value of contingent consideration	—	18
Change in fair value of Private Warrants	(508)	(686)
Changes in operating assets and liabilities:
Accounts receivable	(13,374)	(579)
Prepaid expenses and other assets	(6,189)	(4,334)
Accounts payable and accrued expenses	593	697
Deferred revenue	(1,528)	(1,882)
Net cash (used in) provided by operating activities	(3,026)	1,877
Investing activities
Purchases of property and equipment	(6,106)	(7,429)
Net cash used in investing activities	(6,106)	(7,429)
Financing activities
Payments for capital lease obligations	(1,272)	(1,139)
Payments on long-term debt	(1,500)	(1,500)
Net cash used in by financing activities	(2,772)	(2,639)
Effect of foreign exchange rates	170	(740)
Net decrease in cash	(11,734)	(8,931)
Cash and cash equivalents at beginning of period	32,629	46,468
Cash and cash equivalents at end of period	$20,895	$37,537
Supplemental disclosure:
Cash paid for interest	$21,912	$15,854
Net income taxes paid	$536	$302
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$212	$51

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2023 and 2022

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

Liquidity and going concern evaluation

Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required to evaluate each reporting period, including interim periods, whether there is substantial doubt regarding its ability to meet its obligations when they come due within one year from the financial statement issuance date.

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement (the “2021 Credit Agreement”) and on March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement (as amended, the "Amended 2021 Credit Agreement"). In addition, on December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”).

The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the Revolving Credit Loans”).

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024.

The Company has historically incurred losses and in certain years cash flows have been negative. As of June 30, 2023, the Company’s cash balance was $20.9 million and the Company’s debt balance was $543.0 million, including a balance of $249.8 million under the Convertible Debentures and a balance of $293.3 million in Initial Term Loans under the Amended 2021 Credit Agreement (no amounts were outstanding under the Delayed Draw Term Loans or Revolving Credit Loans). As of June 30, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Initial Term Loans debt of $293.3 million is now included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2023. As of June 30, 2023, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations including the Initial Term Loans, at the accelerated maturity date.

The Company is reviewing potential alternatives, including renegotiating the terms of the Convertible Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources for cash or additional financing. The Company's current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because these or other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and six months ended June 30, 2023 and 2022, the Company did not have any single customer that represented ten percent (10%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $16.5 million and $12.1 million for the three months ended June 30, 2023 and 2022, respectively; and $29.1 million and $26.2 million for the six months ended June 30, 2023, and 2022, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $26.6 million and $25.9 million as of June 30, 2023, and December 31, 2022, respectively.

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

Depreciation expense totaled $2.4 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively, and includes amortization of assets recorded under finance leases. Depreciation expense totaled $4.7 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 3 – Leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $19.0 million and $17.5 million, net of accumulated amortization, as of June 30, 2023 and December 31, 2022, respectively.

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

Amortization expense totaled $3.9 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively; $1.4 million and $2.5 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amortization expense totaled $7.8 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively; $2.7 million and $5.1 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Management concluded that there was no impairment of goodwill and intangible assets during the six months ended June 30, 2023. Our goodwill balance is subject to fluctuations in foreign exchange rates.

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

The Company evaluates its revenue contracts with customers based on the five-step model under ASC 606, Revenue Recognition: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied.

The Company provides Legal Technology services to its clients through several technology solutions including Nebula Ecosystem (“Nebula”) its internally developed end-to-end fully integrated proprietary solution. The Company also provides Data Recovery solutions.

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022 (in thousands):

	2023 Q2			2022 Q2
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$70,707	$10,858	$81,565	$58,900	$7,750	$66,650
Data Recovery	8,442	—	8,442	8,541	—	8,541
Total revenue	$79,149	$10,858	$90,007	$67,441	$7,750	$75,191

	2023 YTD			2022 YTD
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$144,540	$19,030	$163,571	$125,139	$13,868	$139,007
Data Recovery	17,095	—	17,095	18,082	—	18,082
Total revenue	$161,635	$19,030	$180,666	$143,221	$13,868	$157,089

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

Recently Adopted Accounting Standards

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and has elected to take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This may make the comparison of the Company’s condensed financial statements to other public companies not meaningful due to the differences in accounting standards being applied.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. On January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective approach. The adoption did not have a material impact on the Company's condensed financial statements.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.1 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively.

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 3 – Leases

The Company’s operating leases are primarily for office space and certain equipment, expiring in various years through 2029. Certain leases contain annual rent escalation clauses. The Company’s finance leases are primarily for data center equipment. As part of the Company’s efforts to optimize its real estate footprint, the Company shortened the lease terms in two locations in 2022 and partially abandoned two locations in 2023.

Maturities of lease liabilities as of June 30, 2023 were as follows:

	Finance Leases	Operating Leases
Remainder of 2023	$1,058	$4,330
2024	164	7,197
2025	—	4,107
2026	—	2,168
2027	—	459
Thereafter	—	343
Total undiscounted lease payments	$1,222	$18,604
Less: Interest	(28)	(2,233)
Present value of lease liabilities	$1,194	$16,371

Note 4 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	June 30, 2023	December 31, 2022

Convertible Debenture notes due 2024	$249,784	$244,808
Amended 2021 Credit Agreement due 2026 (1) (2)	293,250	294,750
Total debt	543,034	539,558
Less: unamortized original issue discount	(8,567)	(10,751)
Less: unamortized debt issuance costs	(1,040)	(1,278)
Total debt, net	533,427	527,529
Current portion of debt	293,250	3,000
Less: current portion of unamortized original issue discount	(3,094)	—
Less: current portion of unamortized debt issuance costs	(665)	—
Total current portion of debt, net	289,491	3,000
Total long-term debt, net	$243,936	$524,529

_______________________________

(1)
The 2021 Credit Agreement was amended on March 3, 2023.
(2)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. As of June 30, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Term Loan debt of $293.3 million is now included in the current portion of long-term debt.

Amended 2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into the 2021 Credit Agreement, a new secured credit agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the previously outstanding 2016 Credit Agreement.

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

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of June 30, 2023, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On June 30, 2023, the balance due was $293.3 million with an interest rate of 5.24187% plus an Adjusted Term SOFR Rate of 6.60%.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. The Initial Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the Amended 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the Amended 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of June 30, 2023.

The Company incurred closing fees of $8.0 million in connection with the original entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the Amended 2021 Credit Agreement.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of June 30, 2023, there was $39.4 million available capacity for borrowing under the Revolving Credit Loan commitment due to the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At June 30, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $249.8 million and $244.8 million, respectively.

The Convertible Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 (the "Closing Date"), the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2023, the Company was in compliance with all Debenture covenants.

Note 5 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units ("RSUs"), or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,146,007 shares in April 2023. As of June 30, 2023, 13,906,685 shares of Common Stock were reserved under the 2019 Plan, of which 2,516,445 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2022	5,757,779	$7.92	7.60	$—
Granted	987,796	1.05		1,183,255
Exercised	—	—
Forfeited	(17,405)	6.15
Expired	(137,398)	8.07
Options outstanding, June 30, 2023	6,590,772	$6.89	7.58	$1,183,255
Options vested and exercisable, June 30, 2023	4,480,069	$8.20	6.92	$—
Options vested and expected to vest, June 30, 2023	6,590,772	$6.89	7.58	$1,183,255

_______________________________

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Total fair value of stock options granted	$938	$2,898
Total fair value of options vested	1,682	840

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination of employment. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $0.95, and $2.55, during the six months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and 2022, the Company recognized $0.5 million and $1.3 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the six months ended June 30, 2023 and 2022, the Company recognized $0.9 million and $2.4 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of June 30, 2023 and 2022, there was $2.8 million and $5.2 million of unrecognized stock-based compensation expense, respectively, related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of 1.9 and 2.0 years, respectively.

Stock Option Valuation

The Company used valuation models to value the time based vesting stock options granted during the six months ended June 30, 2023 and 2022. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Expected volatility	41.2%	42.8% - 42.9%
Expected term (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.61%	1.62% - 2.71%

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
•
Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and six months ended June 30, 2023 and 2022, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.
•
Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•
Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.
•
Forfeiture rate – Forfeitures are included in compensation cost as they occur.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cost of revenues	$244	$411	$471	$762
General and administrative	453	511	897	919
Research and development	94	134	170	237
Sales and marketing	86	241	172	441
Total	$877	$1,297	$1,710	$2,359

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

During the second quarter of 2023 and 2022, the Company granted 367,820 and 463,000 performance-based RSUs, respectively, to certain employees, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions and are not subject to any liquidity event vesting condition. In the event that the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and incurred $0.2 million of stock-based compensation expense for the three months ended June 30, 2023 with respect to the performance-based RSUs granted in the second quarter of 2023 and 2022.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

During the second quarter of 2023, the Company’s Board of Directors approved the vesting of 73,726 performance-based RSUs previously granted to certain employees. The shares issued upon the vesting of the RSUs were distributed to the employees during the second quarter.

Time-based restricted stock units

The Company grants certain non-employee directors time-based RSUs in satisfaction of their annual retainer payments. These RSUs vest over a one-year or three-year period. During the three months ended June 30, 2023 and 2022, the Company granted to certain non-employee directors 186,834 RSUs and 100,000 RSUs, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized the grant-date fair value of the RSUs granted to non-employee directors of $0.2 million and $0.2 million as stock-based compensation expense, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized as stock-based compensation expense the grant-date fair value of the RSUs granted to non-employee directors of $0.4 million and $0.3 million, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
RSUs non-vested, December 31, 2022	1,876,669	$6.45	6.10
Granted	786,884	2.04	—
Vested	(190,059)	6.52	—
Forfeited	(23,724)	6.40	—
Expired	—	—	—
RSUs non-vested, June 30, 2023	2,449,770	$5.03	5.89

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

There were no stock issuances during the three months ended June 30, 2023 and 2022, respectively, other than pursuant to stock option exercises, vesting of certain performance based RSUs and vesting of non-employee director RSUs.

Warrants

On the Closing Date, in connection with the consummation of the Business Combination, the Company assumed (i) 23,000,000 warrants (the “Public Warrants”) to purchase shares of Common Stock and (ii) 6,350,000 Private Warrants (together with the Public Warrants, the “Warrants”). The Public Warrants qualify for equity accounting as these warrants do not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The Private Warrants qualify for liability accounting as these warrants fall within the scope of ASC 480.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of June 30, 2023.

Note 7 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $0.2 million and $0.2 million, respectively, resulting in an effective tax rate of (4.4)% and (1.8)%, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $0.5 million and $0.5 million, respectively, resulting in an effective tax rate of (5.7)% and (2.5)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets.

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

Note 8 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of June 30, 2023.

The Company has two letters of credit totaling $0.6 million as of June 30, 2023 as additional security for lease guarantees related to leased properties.

Note 9 – Related parties

As of June 30, 2023, $124.9 million including paid-in kind interest of the Company's Convertible Debentures was owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended June 30, 2023 and 2022, the Company recognized $3.7 million and $3.4 million in interest expense, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized $7.2 million and $6.8 million in interest expense, respectively, related to the Convertible Debentures owned by affiliates of the MGG Investment Group.

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

•
consequences of our substantial levels of indebtedness, including the pending maturity and potential acceleration thereof in June 2024, and our ability to repay our debt obligations as they become due or to secure alternative sources of cash or additional financing;
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

Throughout this section, unless otherwise specified or where the context requires otherwise, references to “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” or “KLDiscovery Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Overview and Key Components of Our Results of Operations — a general description of our business and components of our financial statements and key highlights for the three and six months ended June 30, 2023.
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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	June 30,
	2023	2022
Legal Technology clients	6,150	5,731
Nebula clients	1,660	1,419

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	June 30,
	2023	2022
Legal Technology matters	8,062	8,048
Nebula matters	1,313	1,089

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. For the three and six months ended June 30, 2023 and 2022, respectively, 52% and 47% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 79% and 78% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended June 30,
	2023	2022
Legal Technology net revenue retention	101%	101%

For the three months ended June 30, 2023 and 2022, our Legal Technology revenue was $81.6 million and $66.7 million, respectively, and our data recovery revenue was $8.4 million and $8.5 million, respectively. For the six months ended June 30, 2023 and 2022, our Legal Technology revenue was $163.6 million and $139.0 million, respectively, and our data recovery revenue was $17.1 million and $18.1 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to timing and volume of matters, client upsell, cross-sell, and churn. We believe global macroeconomic challenges, including inflation and the war in Ukraine, had a significant adverse impact on the Company and the overall market in 2022. Large jobs were delayed and significant revenue opportunities that we typically rely on were not as abundant as we expected. Our revenues increased during the first half of this year as we saw an uptick in large jobs. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the three months ended June 30, 2023 and 2022, our Legal Technology revenue was $81.6 million and $66.7 million, respectively, and our data recovery revenue was $8.4 million and $8.5 million, respectively. For the six months ended June 30, 2023 and 2022, our Legal Technology revenue was $163.6 million and $139.0 million, respectively, and our data recovery revenue was

$17.1 million and $18.1 million, respectively. For the three months ended June 30, 2023 and 2022, Legal Technology revenue from our technology solutions other than Nebula was $70.7 million and $58.9 million respectively, and revenue from Nebula was $10.9 million and $7.8 million, respectively. For the six months ended June 30, 2023 and 2022, Legal Technology revenue from our technology solutions other than Nebula was $144.5 million and $125.1 million respectively, and revenue from Nebula was $19.0 million and $13.9 million, respectively.

We currently expect that Nebula revenue will continue to accelerate, with Nebula growing as a larger percentage of the mix of total revenue over time.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. We intend to continue to increase our investment in research and development to further develop our proprietary technology and support further penetration and adoption of our offerings, including our end-to-end Nebula platform, including through hiring additional personnel. We expect these investments to cause research and development expense to slightly increase over the prior year, while staying fairly consistent as a percentage of revenue in 2023 and thereafter. We expect sales and marketing expense to decline in the next year as we realize the full year benefits of the optimization of data recovery personnel as we unified our inbound and business development teams. The optimization of personnel combined with anticipated increased revenue will result in slightly decreasing sales and marketing expense as a percentage of revenue in the next year and normalizing as a percentage of revenues thereafter. We also expect general and administrative expense to decrease in the next year due to savings associated with the consolidation of our real estate footprint, as well as vacated lease costs and public offering costs that are not expected to recur in 2023 or future periods. General and administrative expense as a percentage of revenue is expected to decline over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2023 compared with the three months ended June 30, 2022

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
(in millions)	2023	2022

Revenues	$90.0	$75.2
Cost of revenues	45.0	39.6
Gross profit	45.0	35.6
Operating expenses	33.6	34.2
Income from operations	11.4	1.3
Interest expense	16.2	12.9
Change in fair value of Private Warrants	(0.3)	(0.5)
Loss before income taxes	(4.5)	(11.0)
Income tax provision	0.2	0.2
Net loss	(4.7)	(11.2)
Total other comprehensive income (loss), net of tax	(0.2)	(5.7)
Comprehensive loss	(4.9)	(16.9)

Adjusted EBITDA

	For the Three Months Ended June 30,
(in millions)	2023	2022
Net Loss	$(4.7)	$(11.2)
Interest expense	16.2	12.9
Income tax provision	0.2	0.2
Depreciation and amortization expense	6.8	7.8
EBITDA (1)	$18.5	$9.7
Acquisition, financing and transaction costs	0.3	1.6
Stock compensation and other	0.9	1.3
Change in fair value of Private Warrants	(0.3)	(0.5)
Restructuring costs	0.6	—
Systems establishment costs	0.1	0.3
Adjusted EBITDA (1)	$20.1	$12.4

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $14.8 million, or 19.7%, to $90.0 million for the three months ended June 30, 2023 as compared to $75.2 million for the three months ended June 30, 2022. This is due to an increase in Legal Technology revenue of $14.9 million resulting from an increase of $11.8 million from our technology solutions other than Nebula and an increase of $3.1 million from Nebula due to higher volume, partially offset by a decrease in data recovery revenue of $0.1 million as a result of a lower volume of large jobs.

Cost of Revenues

Cost of revenues increased by $5.4 million, or 13.6%, to $45.0 million for the three months ended June 30, 2023 as compared to $39.6 million for the three months ended June 30, 2022. This increase is primarily due to increased software expense of approximately $1.1 million, increased personnel expenses of $4.6 million primarily due to increased managed review wages, and increased professional services of $0.5 million, partially offset by decreased amortization of $1.2 million associated with acquired intangibles that have fully amortized. As a percentage of revenue, our cost of revenues for the three months ended June 30, 2023 decreased to 50.0% as compared to 52.7% for the three months ended June 30, 2022, and was primarily due to the higher revenue combined with the decrease in amortization expense.

Gross Profit

Gross profit increased by $9.4 million, or 26.4%, to $45.0 million for the three months ended June 30, 2023 as compared to $35.6 million for the three months ended June 30, 2022. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended June 30, 2023 increased to 50.0% as compared to 47.3% for the three months ended June 30, 2022, and was due to the increase in revenue noted above that was greater in percentage than the comparable increase in cost of revenues.

Operating Expenses

Operating expenses decreased by $0.6 million, or 1.8%, to $33.6 million for the three months ended June 30, 2023 as compared to $34.2 million for the three months ended June 30, 2022. This decrease is primarily the result of a $0.9 million decrease in professional services, a $0.4 million decrease in occupancy expense due to the consolidation of our real estate footprint and a $0.3 million decrease in marketing costs primarily associated with the optimization of our digital marketing program, partially offset by increased sales commissions of $1.0 million. As a percentage of revenue, our operating expenses for the three months ended June 30, 2023 decreased to 37.3% as compared to 45.5% for three months ended June 30, 2022.

Interest Expense

Interest expense increased by $3.3 million, or 25.6%, to $16.2 million for the three months ended June 30, 2023 as compared to $12.9 million for the three months ended June 30, 2022. The increase is primarily due to an increase in the variable interest rate on borrowings under the Amended 2021 Credit Agreement, which resulted in a $2.9 million increase in expense, and an increase in the debt balance due to the quarterly accruals of Paid in Kind ("PIK") interest on the Convertible Debentures issued by the Company, which resulted in a $0.3 million increase in interest expense.

Change in Fair Value of Private Warrants

For the three months ended June 30, 2023 the Company recorded a gain to the Private Warrants liability of $0.3 million and for the three months ended June 30, 2022 the Company recorded a gain of $0.5 million.

Income Tax Provision

During the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $0.2 million and $0.2 million, respectively, resulting in an effective tax rate of (4.4)% and (1.8)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended June 30, 2023 changed from the three months ended June 30, 2022 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the three months ended June 30, 2023 was $(4.7) million compared to $(11.2) million for the three months ended June 30, 2022. Net loss decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to the factors noted above.

For the six months ended June 30, 2023 compared with the six months ended June 30, 2022

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Six Months Ended June 30,
(in millions)	2023	2022

Revenues	$180.7	$157.1
Cost of revenues	88.6	82.9
Gross profit	92.1	74.2
Operating expenses	69.3	69.6
Income from operations	22.8	4.6
Interest expense	32.0	25.6
Change in fair value of Private Warrants	(0.5)	(0.7)
Loss before income taxes	(8.7)	(20.3)
Income tax provision	0.5	0.5
Net loss	(9.2)	(20.8)
Total other comprehensive income (loss), net of tax	0.6	(7.8)
Comprehensive loss	(8.6)	(28.6)

Adjusted EBITDA

	For the Six Months Ended June 30,
(in millions)	2023	2022
Net Loss	$(9.2)	$(20.8)
Interest expense	32.0	25.6
Income tax provision	0.5	0.5
Depreciation and amortization expense	13.4	15.7
EBITDA (1)	$36.7	$21.0
Acquisition, financing and transaction costs	2.1	2.9
Stock compensation and other	1.7	2.4
Change in fair value of Private Warrants	(0.5)	(0.7)
Restructuring costs	0.7	0.1
Systems establishment costs	0.3	0.7
Adjusted EBITDA (1)	$41.0	$26.4

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $23.6 million, or 15.0%, to $180.7 million for the six months ended June 30, 2023 as compared to $157.1 million for the six months ended June 30, 2022. This is due to an increase in Legal Technology revenue of $24.6 million resulting from an increase of $19.4 million from our technology solutions other than Nebula and an increase of $5.2 million from Nebula due to higher volume, partially offset by a decrease in data recovery revenue of $1.0 million as a result of a lower volume of large jobs.

Cost of Revenues

Cost of revenues increased by $5.7 million, or 6.9%, to $88.6 million for the six months ended June 30, 2023 as compared to $82.9 million for the six months ended June 30, 2022. This increase is primarily due to increased software expense of approximately $1.9 million, increased personnel expenses of $5.2 million primarily due to increased managed review wages, increased professional services of $0.7 million, and, increased outsourcing expense of $0.3 million, partially offset by decreased amortization of $2.4 million associated with acquired intangibles that have fully amortized. As a percentage of revenue, our cost of revenues for the six months ended June 30, 2023 decreased to 49.0% as compared to 52.8% for the six months ended June 30, 2022, and was primarily due to the higher revenue combined with the decrease in amortization expense.

Gross Profit

Gross profit increased by $17.9 million, or 24.1%, to $92.1 million for the six months ended June 30, 2023 as compared to $74.2 million for the six months ended June 30, 2022. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the six months ended June 30, 2023 increased to 51.0% as compared to 47.2% for the six months ended June 30, 2022, and was due to the increase in revenue noted above that was greater in percentage than the comparable increase in cost of revenues.

Operating Expenses

Operating expenses decreased by $0.3 million, or 0.4%, to $69.3 million for the six months ended June 30, 2023 as compared to $69.6 million for the six months ended June 30, 2022. This decrease is primarily the result of a $0.8 million decrease in professional services, a $0.6 million decrease in marketing costs primarily associated with the optimization of our digital marketing program and a $0.6 million decrease in outsourcing, partially offset by $1.8 million increase in sales commissions and bonuses. As a percentage of revenue, our operating expenses for the six months ended June 30, 2023 decreased to 38.4% as compared to 44.3% for the six months ended June 30, 2022.

Interest Expense

Interest expense increased by $6.4 million, or 25.0%, to $32.0 million for the six months ended June 30, 2023 as compared to $25.6 million for the six months ended June 30, 2022. The increase is primarily due to an increase in the variable interest rate on borrowings under the Amended 2021 Credit Agreement, which resulted in a $5.6 million increase in expense, and an increase in the debt balance due to the quarterly accruals of Paid in Kind ("PIK") interest on the Convertible Debentures issued by the Company, which resulted in a $0.3 million increase in interest expense.

Change in Fair Value of Private Warrants

For the six months ended June 30, 2023 the Company recorded a gain to the Private Warrants liability of $0.5 million and for the six months ended June 30, 2022 the Company recorded a gain of $0.7 million.

Income Tax Provision

During the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $0.5 million and $0.5 million, respectively, resulting in an effective tax rate of (5.7)% and (2.5)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the six months ended June 30, 2023 changed from the six months ended June 30, 2022 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the six months ended June 30, 2023 was ($9.2) million compared to $(20.8) million for the six months ended June 30, 2022. Net loss decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of June 30, 2023, we had $20.9 million in cash compared to $32.6 million as of December 31, 2022. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities. The satisfaction of debt servicing requirements is discussed below.

Our Convertible Debentures mature in December 2024 and our Amended 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the loans outstanding under the Amended 2021 Credit Agreement mature on June 19, 2024. The Company has historically incurred losses and in certain years cash flows have been negative. As of June 30, 2023, the Company’s cash balance was $20.9 million and the Company’s debt balance was $543.0 million, including a balance of $249.8 million under the Convertible Debentures and a balance of $293.3 million in Initial Term Loans under the Amended 2021 Credit Agreement (no amounts were outstanding under Delayed Draw Term Loans or Revolving Credit Loans). As of June 30, 2023, the Company does not anticipate repaying the Convertible Debentures solely from existing cash or future cash flows by June 19, 2024 and as such, the Amended 2021 Credit Agreement Initial Term Loans debt of $293.3 million is now included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2023. The Company does not have sufficient cash on hand and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations, including the Initial Term Loans, at the accelerated maturity date. The Company is reviewing potential alternatives regarding the Debentures and the Initial Term Loans. The Company’s current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because such alternatives may not be achievable on favorable terms and conditions or at all. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Our ability to refinance and/or replace our outstanding debt on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, many of which are beyond our control. We cannot provide any assurance that we will be able to renegotiate, refinance or repay some or all of our indebtedness and continue as a going concern.

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

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of June 30, 2023, there were no outstanding Delayed Draw Term Loans and they are no longer available to the Loan Parties under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On June 30, 2023, the balance due was $293.3 million with an interest rate of 5.24187% plus an Adjusted Term SOFR Rate of 6.60%.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. The Initial Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the Amended 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the Amended 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of June 30, 2023.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of June 30, 2023, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At June 30, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $249.8 million and $244.8 million, respectively.

The Convertible Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 ("Closing Date"), the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Convertible Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2023, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 were as follows:

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash (used in) provided by:
Operating activities	$(3,026)	$1,877
Investing activities	$(6,106)	$(7,429)
Financing activities	$(2,772)	$(2,639)
Effect of foreign exchange rates	$170	$(740)
Net decrease in cash	$(11,734)	$(8,931)

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities was $3.0 million compared to net cash provided by operating activities of $1.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash used in operating activities of $4.9 million is primarily due to a decrease in cash related to changes in operating assets, and liabilities of $14.4 million, and a decrease in non-cash items of $2.1 million, partially offset by a decrease in net loss of $11.6 million, which includes an increase in cash paid for interest of $6.1 million. The $14.4 million decrease in cash related to changes in operating assets and liabilities is primarily due to a $12.8 million decrease for changes in accounts receivable, a $1.9 million decrease for changes in prepaid expenses and other assets, and $0.1 million decrease due to changes in accounts payable and accrued expenses, partially offset by a $0.4 million increase for changes in deferred revenue. Accounts receivable and accounts payable fluctuate from period-to-period depending on the timing.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $6.1 million for the six months ended June 30, 2023 as compared to net cash used in investing activities of $7.4 million for the six months ended June 30, 2022. The decrease in cash used is due to a $1.3 million decrease in purchases of property and equipment.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $2.8 million for the six months ended June 30, 2023 as compared to net cash used in financing activities of $2.6 million for the six months ended June 30, 2022. The increase in cash used is due to a $0.1 million increase in the repayments of capital lease obligations.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no other material changes to our capital resources and material cash requirements during the six months ended June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the Amended 2021 Credit Agreement for the $300 million Initial Term Loans and the Revolving Credit Loans of up to $40 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at June 30, 2023 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended June 30, 2023 and 2022, we generated the equivalent of $29.1 million and $12.1 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.3 million and $0.1 million for each of the three months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023 and 2022, we generated the equivalent of $41.8 million and $26.2 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.4 million and $0.3 million for each of the six months ended June 30, 2023 and 2022.

We do not currently hedge our foreign exchange rate exposure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally. Except as set forth below, there have been no material changes to the risk factors as set forth in our 2022 Form 10-K.

Our current debt maturities raise substantial doubt about our ability to continue as a going concern, which may materially and adversely affect our business, financial condition and results of operations.

Pursuant to ASC 205, Presentation of Financial Statements, we are required to and do evaluate at each annual and interim financial statement period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to meet our obligations when they come due within one year after the issuance date of the consolidated financial statements. Based on the pending maturity of our indebtedness, we currently project that we will not have sufficient cash on hand or available liquidity to repay the Amended 2021 Credit Agreement at the accelerated maturity date in June 2024, which raises substantial doubt about our ability to continue as a going concern.

We are reviewing potential alternatives, including renegotiating the terms of the Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources of cash or additional financing. However, we may not be successful in restructuring our existing debt or identifying potential new sources of liquidity. Whether we will be able to successfully complete any such refinancing will depend on market conditions, the negotiations with those lenders and the Debenture holders, and our financial performance. Further, to the extent we are able to obtain new financing, this financing may lead to increased costs, increased interest rates, additional and more restrictive financial covenants and other lender protections. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 1, Liquidity and Going Concern Evaluation in our condensed consolidated financial statements.

We cannot provide any assurance that we will be able to renegotiate, refinance or repay our indebtedness and continue as a going concern. If we are unable restructure or refinance our indebtedness, we may not be able to continue to operate our business pursuant to our current business plan, which could require us to modify our operations to reduce spending by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, selling certain business lines or assets, or we may be forced to discontinue our operations entirely and/or liquidate our assets, in which case it is likely that equity investors may suffer the loss of all or a substantial portion of their investment. The substantial doubt about our ability to continue as a going concern may also affect the price of our common stock and our credit rating, negatively impact relationships with third parties with whom we do business or seek to do business, including clients, vendors, lenders and employees, prevent us from identifying, hiring or retaining the key personnel that may be necessary to operate and grow our business and limit our ability to raise additional capital. Any of the foregoing factors could adversely affect our business, financial condition and results of operations.

See “Our substantial levels of indebtedness, a significant portion of which could mature as early as June 2024, could adversely affect our business” and “The terms and covenants in our existing indebtedness restricts our ability to engage in some business and financial transactions, which could adversely affect our business” in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the risks related to our substantial indebtedness and our ability to renegotiate or refinance our indebtedness.

Item 6. Exhibits.

a)
Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019).
3.2	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019).
10.1*#	Software License Agreement dated as of June 1, 2023 by and between KLDiscovery Ontrack, LLC and Relativity ODA LLC
10.2*#	Eighth Amendment to the Software License Agreement dated as of July 1, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

# Certain information contained in this agreement has been omitted in reliance on Item 601(b)(10)(iv) because the omitted information is both (1) private or confidential and (2) not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2023