Form 10-Q
period 2023-09-30
KLDiscovery Inc.
filed 2023-11-09
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023 there were 43,086,267 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Current assets
Cash and cash equivalents	$25,435	$32,629
Accounts receivable, net of allowance
for doubtful accounts of $2,875 and $5,403, respectively	98,114	95,727
Prepaid expenses	17,781	10,726
Other current assets	1,341	1,175
Total current assets	142,671	140,257
Property and equipment
Computer software and hardware	74,904	71,720
Leasehold improvements	25,842	25,869
Furniture, fixtures, and other equipment	2,204	2,209
Accumulated depreciation	(86,028)	(79,958)
Property and equipment, net	16,922	19,840
Operating lease right of use assets, net	9,646	12,412
Intangible assets, net	41,479	46,862
Goodwill	389,559	391,114
Other assets	8,910	8,957
Total assets	$609,187	$619,442
Current liabilities
Current portion of long-term debt, net	$289,715	$3,000
Accounts payable and accrued expense	32,249	25,009
Operating lease liabilities	6,185	7,850
Deferred revenue	2,682	4,536
Total current liabilities	330,831	40,395
Long-term debt, net	247,388	524,529
Deferred tax liabilities	8,414	7,793
Long term operating lease liabilities	7,015	10,340
Other liabilities	1,511	2,694
Total liabilities	595,159	585,751
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, shares authorized - 200,000,000 shares authorized;
43,086,267 and 42,920,136 issued and outstanding as of
September 30, 2023 and December 31, 2022, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and
outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	394,615	391,977
Accumulated deficit	(379,687)	(359,141)
Accumulated other comprehensive income	(904)	851
Total stockholders' equity	14,028	33,691
Total liabilities and stockholders' equity	$609,187	$619,442

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenues	$79,336	$74,544	$260,002	$231,633
Cost of revenues	39,643	40,830	128,225	123,728
Gross profit	39,693	33,714	131,777	107,905
Operating expenses
General and administrative	14,932	16,768	46,832	48,703
Research and development	3,294	3,597	9,751	10,303
Sales and marketing	9,518	11,333	30,765	32,486
Depreciation and amortization	5,068	4,944	14,807	14,749
Total operating expenses	32,812	36,642	102,155	106,241
Income (loss) from operations	6,881	(2,928)	29,622	1,664
Other expenses
Other (expense) income	(6)	7	(8)	(7)
Change in fair value of Private Warrants	(51)	(140)	(559)	(826)
Interest expense	17,235	13,960	49,197	39,527
Loss before income taxes	(10,297)	(16,755)	(19,008)	(37,030)
Income tax provision	1,061	644	1,538	1,161
Net loss	$(11,358)	$(17,399)	$(20,546)	$(38,191)
Other comprehensive loss, net of tax
Foreign currency translation	(2,403)	(4,715)	(1,755)	(12,537)
Total other comprehensive loss, net of tax	(2,403)	(4,715)	(1,755)	(12,537)
Comprehensive loss	$(13,761)	$(22,114)	$(22,301)	$(50,728)
Net loss per share - basic and diluted	$(0.26)	$(0.41)	$(0.48)	$(0.89)
Weighted average shares outstanding - basic and diluted	43,086,267	42,791,540	42,989,413	42,732,003

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691
Share-based compensation	—	—	877	—	—	877
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	825	825
Net loss	—	—	—	(4,508)	—	(4,508)
Balance as of March 31, 2023	42,936,803	$4	$392,854	$(363,649)	$1,676	$30,885
Share-based compensation	—	—	893	—	—	893
Stock issued in exchanges for vested units	149,464	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(177)	(177)
Net loss	—	—	—	(4,680)	—	(4,680)
Balance as of June 30, 2023	43,086,267	$4	$393,747	$(368,329)	$1,499	$26,921
Share-based compensation	—	—	868	—	—	868
Foreign exchange translation	—	—	—	—	(2,403)	(2,403)
Net loss	—	—	—	(11,358)	—	(11,358)
Balance as of September 30, 2023	43,086,267	$4	$394,615	$(379,687)	$(904)	$14,028

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2021	42,684,549	$4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	1,098	—	—	1,098
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(2,140)	(2,140)
Net loss	—	—	—	(9,580)	—	(9,580)
Balance as of March 31, 2022	42,701,216	$4	$387,126	$(325,547)	$5,649	$67,232
Share-based compensation	—	—	1,347	—	—	1,347
Stock issued in exchanges for vested units	90,324	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(5,683)	(5,683)
Net loss	—	—	—	(11,212)	—	(11,212)
Balance as of June 30, 2022	42,791,540	$4	$388,473	$(336,759)	$(34)	$51,684
Share-based compensation	—	—	1,320	—	—	1,320
Foreign exchange translation	—	—	—	—	(4,715)	(4,715)
Net loss	—	—	—	(17,399)	—	(17,399)
Balance as of September 30, 2022	42,791,540	$4	$389,793	$(354,158)	$(4,749)	$30,890

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating activities
Net loss	$(20,546)	$(38,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,372	23,585
Paid in kind and non-cash interest	16,390	14,874
Stock-based compensation	2,550	3,656
Provision for losses on accounts receivable	2,167	1,736
Deferred income taxes	629	728
Change in fair value of contingent consideration	—	21
Change in fair value of Private Warrants	(559)	(826)
Changes in operating assets and liabilities:
Accounts receivable	(4,622)	(3,828)
Prepaid expenses and other assets	(8,277)	(5,464)
Accounts payable and accrued expenses	(691)	6,791
Deferred revenue	(1,847)	(1,033)
Net cash provided by operating activities	5,566	2,049
Investing activities
Purchases of property and equipment	(8,534)	(10,498)
Net cash used in investing activities	(8,534)	(10,498)
Financing activities
Payments for capital lease obligations	(1,874)	(1,592)
Payments on long-term debt	(2,250)	(2,250)
Net cash used in financing activities	(4,124)	(3,842)
Effect of foreign exchange rates	(102)	(1,304)
Net decrease in cash	(7,194)	(13,595)
Cash and cash equivalents at beginning of period	32,629	46,468
Cash and cash equivalents at end of period	$25,435	$32,873
Supplemental disclosure:
Cash paid for interest	$33,216	$24,871
Net income taxes paid	$788	$486
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$133	$115

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

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

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”), entered into a new secured credit agreement (the “2021 Credit Agreement”) and on March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement (as amended, the “Amended 2021 Credit Agreement”). In addition, on December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”).

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

The Company has historically incurred losses and in certain years cash flows have been negative. As of September 30, 2023, the Company’s cash balance was $25.4 million and the Company’s debt balance was $544.8 million, including a balance of $252.3 million under the Convertible Debentures and a balance of $292.5 million in Initial Term Loans under the Amended 2021 Credit Agreement (no amounts were outstanding under the Delayed Draw Term Loans or Revolving Credit Loans). As of September 30, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Initial Term Loans debt of $292.5 million is included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2023. As of September 30, 2023, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations including the Initial Term Loans, at the accelerated maturity date.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and nine months ended September 30, 2023 and 2022, the Company did not have any single customer that represented five percent (5%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $11.5 million and $10.5 million for the three months ended September 30, 2023 and 2022, respectively; and $40.6 million and $36.7 million for the nine months ended September 30, 2023, and 2022, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $25.8 million and $25.9 million as of September 30, 2023, and December 31, 2022, respectively.

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

Depreciation expense totaled $2.5 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and includes amortization of assets recorded under finance leases. Depreciation expense totaled $7.2 million and $7.3 million for the nine months ended September 30, 2023 and 2022, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 3 – Leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $19.5 million and $17.5 million, net of accumulated amortization, as of September 30, 2023 and December 31, 2022, respectively.

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

Amortization expense totaled $4.0 million and $5.1 million for the three months ended September 30, 2023 and 2022, respectively; $1.5 million and $2.5 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amortization expense totaled $11.9 million and $15.1 million for the nine months ended September 30, 2023 and 2022, respectively; $4.2 million and $7.6 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Management concluded that there are no triggering events in impairment of goodwill and intangible assets during the nine months ended September 30, 2023. Our goodwill balance is subject to fluctuations in foreign exchange rates.

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

The Company provides Legal Technology services to its clients through several technology solutions including Nebula Ecosystem (“Nebula”), its internally developed end-to-end fully integrated proprietary solution. The Company also provides Data Recovery solutions.

The following tables summarize revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	2023 Q23			2022 Q3
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$58,077	$12,982	$71,059	$59,966	$6,478	$66,444
Data Recovery	8,277	—	8,277	8,100	—	8,100
Total revenue	$66,354	$12,982	$79,336	$68,066	$6,478	$74,544

	2023 YTD			2022 YTD
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$202,619	$32,011	$234,630	$185,105	$20,346	$205,451
Data Recovery	25,372	—	25,372	26,182	—	26,182
Total revenue	$227,991	$32,011	$260,002	$211,287	$20,346	$231,633

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

Recently Adopted Accounting Standards

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected to take advantage of the extended transition period of delaying the adoption of new or revised accounting standards until such time as those standards apply to private companies. This may make the comparison of the Company’s condensed consolidated financial statements to other public companies not meaningful due to the differences in accounting standards being applied.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. On January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective approach. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.1 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 3 – Leases

The Company’s operating leases are primarily for office space and certain equipment, expiring in various years through 2029. Certain leases contain annual rent escalation clauses. The Company’s finance leases are primarily for data center equipment. As part of the Company’s efforts to optimize its real estate footprint, the Company shortened the lease terms in two locations in 2022. In 2023, the Company partially abandoned two locations and shortened one lease term.

Maturities of lease liabilities as of September 30, 2023 were as follows:

	Finance Leases	Operating Leases
Remainder of 2023	$430	$2,075
2024	164	6,680
2025	—	3,456
2026	—	1,802
2027	—	403
Thereafter	—	346
Total undiscounted lease payments	$594	$14,762
Less: Interest	(6)	(1,562)
Present value of lease liabilities	$588	$13,200

Note 4 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	September 30, 2023	December 31, 2022

Convertible Debenture notes due 2024	$252,337	$244,808
Amended 2021 Credit Agreement due 2026 (1) (2)	292,500	294,750
Total debt	544,837	539,558
Less: unamortized original issue discount	(6,917)	(10,751)
Less: unamortized debt issuance costs	(817)	(1,278)
Total debt, net	537,103	527,529
Current portion of debt	292,500	3,000
Less: current portion of unamortized original issue discount	(2,292)	—
Less: current portion of unamortized debt issuance costs	(493)	—
Total current portion of debt, net	289,715	3,000
Total long-term debt, net	$247,388	$524,529

_______________________________

(1)
The 2021 Credit Agreement was amended on March 3, 2023.
(2)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. As of September 30, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Term Loan debt of $292.5 million is included in the current portion of long-term debt.

Amended 2021 Credit Agreement

On February 8, 2021, the Loan Parties entered into the 2021 Credit Agreement, a new secured credit agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the previously outstanding 2016 Credit Agreement.

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

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of September 30, 2023, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

The Initial Term Loans bear, and while they were available, the Delayed Draw Term Loans bore, interest, at the Loan Parties’ option, at the rate of (x) with respect to SOFR Rate Loans, the Term SOFR Rate with a 1.00% floor, plus 6.50% per annum, plus the Term SOFR Adjustment of 0.10% or (y) with respect to Base Rate Loans, the Base Rate plus 5.50% per annum, plus the Term SOFR Adjustment of 0.10%.

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Term SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On September 30, 2023, the balance due was $292.5 million with a Term SOFR Rate of 5.39008% plus the Term SOFR Adjustment of 0.10%, plus 6.50% per annum.

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

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of September 30, 2023.

The Company incurred closing fees of $8.0 million in connection with the original entry into the 2021 Credit Agreement. These fees will be amortized over the full term of the Amended 2021 Credit Agreement.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of September 30, 2023, there was $39.4 million available capacity for borrowing under the Revolving Credit Loan commitment due to the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At September 30, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $252.3 million and $244.8 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2023, the Company was in compliance with all Debenture covenants.

Note 5 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units (“RSUs”), or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,146,006 shares in April 2023. As of September 30, 2023, 13,906,684 shares of Common Stock were reserved under the 2019 Plan, of which 2,512,708 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2022	5,757,779	$7.92	7.60
Granted	990,296	1.05		$1,330,150
Exercised	—	—
Forfeited	(25,190)	5.58
Expired	(160,942)	8.08
Options outstanding, September 30, 2023	6,561,943	$9.88	7.33	$1,330,150
Options vested and exercisable, September 30, 2023	4,509,168	$8.22	6.67	$—
Options vested and expected to vest, September 30, 2023	6,561,943	$9.88	7.33	$1,330,150

_______________________________

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Total fair value of stock options granted	$941	$2,898
Total fair value of options vested	1,784	944

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination of employment. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $0.95 and $2.55, during the nine months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023 and 2022, the Company recognized $0.8 million and $1.3 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the nine months ended September 30, 2023 and 2022, the Company recognized $2.6 million and $3.7 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of September 30, 2023 and 2022, there was $2.3 million and $3.9 million of unrecognized stock-based compensation expense, respectively, related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of 1.7 and 2.0 years, respectively.

Stock Option Valuation

The Company used valuation models to value the time based vesting stock options granted during the nine months ended September 30, 2023 and 2022. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Expected volatility	41.2%	42.78% - 42.90%
Expected term (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.61%	1.62% - 2.71%

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
•
Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the three and nine months ended September 30, 2023 and 2022, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.
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

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cost of revenues	$228	$396	$699	$1,158
General and administrative	422	556	1,319	1,475
Research and development	103	159	273	396
Sales and marketing	88	185	260	626
Total	$841	$1,296	$2,551	$3,655

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

During the first nine months of 2023 and 2022, the Company granted 369,056 and 463,000 performance-based RSUs, respectively, to certain employees, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions and are not subject to any liquidity event vesting condition. In the event that the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and incurred $0.2 million and $0.1 million of stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively, with respect to the performance-based RSUs granted in the second quarter of 2023 and 2022.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

During the second quarter of 2023, the Company’s Board of Directors approved the vesting of 73,726 performance-based RSUs previously granted to certain employees. The shares issued upon the vesting of the RSUs were distributed to the employees during the second quarter.

Time-based restricted stock units

The Company grants certain non-employee directors time-based RSUs in satisfaction of their annual retainer payments. These RSUs vest over a one-year or three-year period. During the three months ended September 30, 2023 and 2022, the Company recognized the grant-date fair value of the RSUs granted to non-employee directors of $0.2 million and $0.2 million as stock-based compensation expense, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized as stock-based compensation expense the grant-date fair value of the RSUs granted to non-employee directors of $0.6 million and $0.5 million, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
RSUs non-vested, December 31, 2022	1,876,669	$6.45	6.10
Granted	788,120	2.03	—
Vested	(190,059)	6.52	—
Forfeited	(27,642)	6.44	—
Expired	—	—	—
RSUs non-vested, September 30, 2023	2,447,088	$5.99	5.78

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

There were no stock issuances during the three months ended September 30, 2023 and 2022, respectively, other than pursuant to stock option exercises, vesting of certain performance based RSUs and vesting of non-employee director RSUs.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC and its permitted transferees were subjected to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of September 30, 2023.

Note 7 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $1.1 million and $0.6 million, respectively, resulting in an effective tax rate of (10.7)% and (3.6)%, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $1.5 million and $1.2 million, respectively, resulting in an effective tax rate of (7.9)% and (3.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA that became effective on January 1, 2023, such as a new 15% corporate minimum tax, a 1% new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

Note 8 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of September 30, 2023.

The Company has two letters of credit totaling $0.6 million as of September 30, 2023 as additional security for lease guarantees related to leased properties.

Note 9 – Related parties

As of September 30, 2023, $126.2 million including paid-in kind interest of the Company's Convertible Debentures was owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended September 30, 2023 and 2022, the Company recognized $3.7 million and $3.5 million in interest expense, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized $11.0 million and $10.3 million in interest expense, respectively, related to the Convertible Debentures owned by affiliates of the MGG Investment Group.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, that are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and management’s plans and objectives for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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
•
the potential liquidity and trading volume of our public securities;

•
political unrest, international hostilities, military actions, including, without limitation, the wars in Ukraine and Gaza, terrorist or cyber-terrorist activities and other geopolitical events; and
•
other risks and uncertainties indicated in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Throughout this section, unless otherwise specified or where the context requires otherwise, references to “we,” “us,” “our,” “Company,” “KLDiscovery,” “KLD,” or “KLDiscovery Inc.” refer to KLDiscovery Inc. and its consolidated subsidiaries. The following overview provides a summary of the sections included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•
Overview and Key Components of Our Results of Operations — a general description of our business and components of our financial statements and key highlights for the three and nine months ended September 30, 2023.
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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	September 30,
	2023	2022
Legal Technology clients	6,255	5,815
Nebula clients	1,682	1,514

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	September 30,
	2023	2022
Legal Technology matters	8,086	7,928
Nebula matters	1,338	1,163

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. For the three and nine months ended September 30, 2023 and 2022, 53% and 46% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 79% and 76% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended September 30,
	2023	2022
Legal Technology net revenue retention	104%	95%

For the three months ended September 30, 2023 and 2022, our Legal Technology revenue was $71.1 million and $66.4 million, respectively, and our data recovery revenue was $8.3 million and $8.1 million, respectively. For the nine months ended September 30, 2023 and 2022, our Legal Technology revenue was $234.6 million and $205.5 million, respectively, and our data recovery revenue was $25.4 million and $26.2 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to timing and volume of matters, client upsell, cross-sell, and churn. We believe global macroeconomic challenges, including inflation and the war in Ukraine, had a significant adverse impact on the Company and the overall market in 2022. Large jobs were delayed and significant revenue opportunities that we typically rely on were not as abundant as we expected. Our revenues increased during the first nine months of this year as we saw an uptick in large jobs. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the three months ended September 30, 2023 and 2022, our Legal Technology revenue was $71.1 million and $66.4 million, respectively, and our data recovery revenue was $8.3 million and $8.1 million, respectively. For the nine months ended September 30, 2023 and 2022, our Legal Technology revenue was $234.6 million and $205.5 million, respectively, and our data recovery revenue was $25.4 million and $26.2 million, respectively. For the three months ended September 30, 2023 and 2022, Legal Technology revenue from our technology solutions other than Nebula was $58.1 million and $60.0 million respectively, and revenue from Nebula was $13.0 million and $6.5 million, respectively. For the nine months ended September 30, 2023 and 2022, Legal Technology revenue from our technology solutions other than Nebula was $202.6 million and $185.1 million respectively, and revenue from Nebula was $32.0 million and $20.3 million, respectively.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2023 compared with the three months ended September 30, 2022

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended September 30,
(in millions)	2023	2022

Revenues	$79.3	$74.5
Cost of revenues	39.6	40.8
Gross profit	39.7	33.7
Operating expenses	32.8	36.6
Income (Loss) from operations	6.9	(2.9)
Interest expense	17.2	14.0
Change in fair value of Private Warrants	(0.1)	(0.1)
Loss before income taxes	(10.3)	(16.8)
Income tax provision	1.1	0.6
Net loss	(11.4)	(17.4)
Total other comprehensive loss, net of tax	(2.4)	(4.7)
Comprehensive loss	(13.8)	(22.1)

Adjusted EBITDA

	For the Three Months Ended September 30,
(in millions)	2023	2022
Net Loss	$(11.4)	$(17.4)
Interest expense	17.2	14.0
Income tax provision	1.1	0.6
Depreciation and amortization expense	7.0	7.9
EBITDA (1)	$13.9	$5.1
Acquisition, financing and transaction costs	0.6	2.6
Stock compensation and other	0.9	1.3
Change in fair value of Private Warrants	(0.1)	(0.1)
Restructuring costs	0.5	2.2
Systems establishment costs	0.1	0.2
Adjusted EBITDA (1)	$15.9	$11.3

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $4.8 million, or 6.4%, to $79.3 million for the three months ended September 30, 2023 as compared to $74.5 million for the three months ended September 30, 2022. This is due to an increase in Legal Technology revenue of $4.6 million resulting from an increase of $6.5 million from Nebula which included processing revenue which, starting in May 2023, is being performed for the majority of our clients using the Nebula platform partially offset by a decrease of $1.9 million from our technology solutions other than Nebula, due to lower volume of jobs.

Cost of Revenues

Cost of revenues decreased by $1.2 million, or 2.9%, to $39.6 million for the three months ended September 30, 2023 as compared to $40.8 million for the three months ended September 30, 2022. This decrease is primarily due to decreased amortization of $1.1 million associated with acquired intangibles that have fully amortized and decreased personnel expenses of $0.7 million primarily due to decreased managed review wages, partially offset by increased software expense of $0.9 million. As a percentage of revenue, our cost of revenues for the three months ended September 30, 2023 decreased to 49.9% as compared to 54.8% for the three months ended September 30, 2022, and was primarily due to the higher revenue combined with the decrease in amortization expense.

Gross Profit

Gross profit increased by $6.0 million, or 17.8%, to $39.7 million for the three months ended September 30, 2023 as compared to $33.7 million for the three months ended September 30, 2022. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended September 30, 2023 increased to 50.1% as compared to 45.2% for the three months ended September 30, 2022, and was due to the increase in revenue, coupled with a decrease in cost of revenues.

Operating Expenses

Operating expenses decreased by $3.8 million, or 10.4%, to $32.8 million for the three months ended September 30, 2023 as compared to $36.6 million for the three months ended September 30, 2022. This decrease is primarily the result of a $2.6 million decrease in occupancy expense associated with the consolidation of our real estate footprint, and a $1.3 million decrease in severance costs related to the integration of our data storage and technology business. As a percentage of revenue, our operating expenses for the three months ended September 30, 2023 decreased to 41.4% as compared to 49.1% for three months ended September 30, 2022.

Interest Expense

Interest expense increased by $3.2 million, or 22.9%, to $17.2 million for the three months ended September 30, 2023 as compared to $14.0 million for the three months ended September 30, 2022. The increase is primarily due to an increase in the variable interest rate on borrowings under the Amended 2021 Credit Agreement, which resulted in a $2.2 million increase in expense, a $0.6 million increase due to the acceleration of debt issuance costs related to the reclassification of the Amended 2021 Credit Agreement to short term debt as it will now likely mature in June 2024, and an increase in the debt balance due to the quarterly accruals of Paid in Kind (“PIK”) interest on the Convertible Debentures issued by the Company, which resulted in a $0.2 million increase in interest expense.

Change in Fair Value of Private Warrants

For the three months ended September 30, 2023 the Company recorded a decrease to the Private Warrant liability of $0.1 million and for the three months ended September 30, 2022 the Company recorded a decrease to the Private Warrant liability of $0.1 million.

Income Tax Provision

During the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $1.1 million and $0.6 million, respectively, resulting in an effective tax rate of (10.7)% and (3.6)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended September 30, 2023 changed from the three months ended September 30, 2022 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the three months ended September 30, 2023 was $(11.4) million compared to $(17.4) million for the three months ended September 30, 2022. Net loss decreased $6.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to the factors noted above.

For the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Nine Months Ended September 30,
(in millions)	2023	2022

Revenues	$260.0	$231.6
Cost of revenues	128.2	123.7
Gross profit	131.8	107.9
Operating expenses	102.2	106.2
Income from operations	29.6	1.7
Interest expense	49.2	39.5
Change in fair value of Private Warrants	(0.6)	(0.8)
Loss before income taxes	(19.0)	(37.0)
Income tax provision	1.5	1.2
Net loss	(20.5)	(38.2)
Total other comprehensive loss, net of tax	(1.8)	(12.5)
Comprehensive loss	(22.3)	(50.7)

Adjusted EBITDA

	For the Nine Months Ended September 30,
(in millions)	2023	2022
Net Loss	$(20.5)	$(38.2)
Interest expense	49.2	39.5
Income tax provision	1.5	1.2
Depreciation and amortization expense	20.4	23.6
EBITDA (1)	$50.6	$26.1
Acquisition, financing and transaction costs	2.7	5.6
Stock compensation and other	2.6	3.8
Change in fair value of Private Warrants	(0.6)	(0.8)
Restructuring costs	1.2	2.3
Systems establishment costs	0.5	0.8
Adjusted EBITDA (1)	$57.0	$37.8

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $28.4 million, or 12.3%, to $260.0 million for the nine months ended September 30, 2023 as compared to $231.6 million for the nine months ended September 30, 2022. This is due to an increase in Legal Technology revenue of $29.2 million resulting from an increase of $17.5 million from our technology solutions other than Nebula and an increase of $11.7 million from Nebula due to higher volume, partially offset by a decrease in data recovery revenue of $0.8 million as a result of a lower volume of large jobs.

Cost of Revenues

Cost of revenues increased by $4.5 million, or 3.6%, to $128.2 million for the nine months ended September 30, 2023 as compared to $123.7 million for the nine months ended September 30, 2022. This increase is primarily due to increased personnel expenses of $4.5 million primarily due to increased managed review wages, increased software expense of approximately $2.7 million and increased professional services of $1.0 million, partially offset by decreased amortization of $3.4 million associated with acquired intangibles that have fully amortized and decreased facilities-related communication expense of $0.3 million primarily resulting from the reduced real estate footprint. As a percentage of revenue, our cost of revenues for the nine months ended September 30, 2023 decreased to 49.3% as compared to 53.4% for the nine months ended September 30, 2022, and was primarily due to the higher revenue combined with the decrease in amortization expense.

Gross Profit

Gross profit increased by $23.9 million, or 22.2%, to $131.8 million for the nine months ended September 30, 2023 as compared to $107.9 million for the nine months ended September 30, 2022. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the nine months ended September 30, 2023 increased to 50.7% as compared to 46.6% for the nine months ended September 30, 2022, and was due to the increase in revenue noted above that was greater than the comparable percentage increase in cost of revenues.

Operating Expenses

Operating expenses decreased by $4.0 million, or 3.8%, to $102.2 million for the nine months ended September 30, 2023 as compared to $106.2 million for the nine months ended September 30, 2022. This decrease is primarily the result of a $2.6 million decrease in occupancy expense associated with the consolidation of our real estate footprint and a $1.3 million decrease in severance costs related to the integration of our data storage and technology business. As a percentage of revenue, our operating expenses for the nine months ended September 30, 2023 decreased to 39.3% as compared to 45.9% for the nine months ended September 30, 2022.

Interest Expense

Interest expense increased by $9.7 million, or 24.6%, to $49.2 million for the nine months ended September 30, 2023 as compared to $39.5 million for the nine months ended September 30, 2022. The increase is primarily due to an increase in the variable interest rate on borrowings under the Amended 2021 Credit Agreement, which resulted in a $7.8 million increase in expense, a $0.6 million increase due to the acceleration of debt issuance costs related to the reclassification of the Amended 2021 Credit Agreement to short term debt as it will now likely mature in June 2024, and an increase in the debt balance due to the quarterly accruals of PIK interest on the Convertible Debentures issued by the Company, which resulted in a $1.3 million increase in interest expense.

Change in Fair Value of Private Warrants

For the nine months ended September 30, 2023 the Company recorded a gain to the Private Warrants liability of $0.6 million and for the nine months ended September 30, 2022 the Company recorded a gain of $0.8 million.

Income Tax Provision

During the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $1.5 million and $1.2 million, respectively, resulting in an effective tax rate of (7.9)% and (3.2)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the nine months ended September 30, 2023 changed from the nine months ended September 30, 2022 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the nine months ended September 30, 2023 was ($20.5) million compared to $(38.2) million for the nine months ended September 30, 2022. Net loss decreased $17.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of September 30, 2023, we had $25.4 million in cash compared to $32.6 million as of December 31, 2022. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities. The satisfaction of debt servicing requirements is discussed below.

Our Convertible Debentures mature in December 2024 and our Amended 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the loans outstanding under the Amended 2021 Credit Agreement mature on June 19, 2024. The Company has historically incurred losses and in certain years cash flows have been negative. As of September 30, 2023, the Company’s cash balance was $25.4 million and the Company’s debt balance was $544.8 million, including a balance of $252.3 million under the Convertible Debentures and a balance of $292.5 million in Initial Term Loans under the Amended 2021 Credit Agreement (no amounts were outstanding under Delayed Draw Term Loans or Revolving Credit Loans). As of September 30, 2023, the Company does not anticipate repaying the Convertible Debentures solely from existing cash or future cash flows by June 19, 2024 and as such, the Amended 2021 Credit Agreement Initial Term Loans debt of $292.5 million is included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2023. The Company does not have sufficient cash on hand and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations, including the Initial Term Loans, at the accelerated maturity date. The Company is reviewing potential alternatives regarding the Debentures and the Initial Term Loans. The Company’s current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because such alternatives may not be achievable on favorable terms and conditions or at all. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Our ability to refinance and/or replace our outstanding debt on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, many of which are beyond our control. We cannot provide any assurance that we will be able to renegotiate, refinance or repay some or all of our indebtedness and continue as a going concern.

Amended 2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”), entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the previously outstanding 2016 credit agreement.

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

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of September 30, 2023, there were no outstanding Delayed Draw Term Loans and they are no longer available to the Loan Parties under the Amended 2021 Credit Agreement.

The Initial Term Loans bear, and while they were available, the Delayed Draw Term Loans bore, interest, at the Loan Parties’ option, at the rate of (x) with respect to SOFR Rate Loans, the Term SOFR Rate with a 1.00% floor, plus 6.50% per annum, plus the Term SOFR Adjustment of 0.10% or (y) with respect to Base Rate Loans, the Base Rate plus 5.50% per annum, plus the Term SOFR Adjustment of 0.10%.

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Term SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On September 30, 2023, the balance due was $292.5 million with a Term SOFR Rate of 5.39008% plus the Term SOFR Adjustment of 0.10%, plus 6.50% per annum.

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

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of September 30, 2023.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of September 30, 2023, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At September 30, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $252.3 million and $244.8 million, respectively.

The Convertible Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 (“Closing Date”), the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Convertible Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of September 30, 2023, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash (used in) provided by:
Operating activities	$5,566	$2,049
Investing activities	$(8,534)	$(10,498)
Financing activities	$(4,124)	$(3,842)
Effect of foreign exchange rates	$(102)	$(1,304)
Net decrease in cash	$(7,194)	$(13,595)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $5.6 million compared to net cash provided by operating activities of $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in net cash provided by operating activities of $3.5 million is primarily due to a decrease in cash related to changes in operating assets and liabilities of $11.9 million, and a decrease in non-cash items of $2.8 million, partially offset by a decrease in net loss of $18.3 million, which includes an increase in cash paid for interest of $6.1 million. The $11.9 million in cash related to changes in operating assets and liabilities is primarily due to a $0.8 million decrease for changes in accounts receivable, a $2.8 million decrease for changes in prepaid expenses and other assets, $7.5 million decrease due to changes in accounts payable and accrued expenses, and $0.8 million decrease for changes in deferred revenue. Accounts receivable and accounts payable fluctuate from period-to-period depending on the timing.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2023 as compared to net cash used in investing activities of $10.5 million for the nine months ended September 30, 2022. The decrease in cash used is due to a $2.0 million decrease in purchases of property and equipment.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2023 as compared to net cash used in financing activities of $3.8 million for the nine months ended September 30, 2022. The increase in cash used is due to a $0.3 million increase in the repayments of capital lease obligations.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no other material changes to our capital resources and material cash requirements during the nine months ended September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the Amended 2021 Credit Agreement for the $300 million Initial Term Loans and the Revolving Credit Loans of up to $40 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at September 30, 2023 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended September 30, 2023 and 2022, we generated the equivalent of $11.5 million and $10.5 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, we generated the equivalent of $40.6 million and $36.7 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the nine-month period would have correspondingly changed our revenues by approximately $0.4 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A under the caption “Risk Factors” of our Annual Report and Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Second Quarter Quarterly Report”), which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally. There have been no material changes to the risk factors as set forth in our Annual Report and the Second Quarter Quarterly Report.

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
10.1#

Eighth Amendment to the Software License Agreement dated as of July 1, 2023 by and between KLDiscovery Ontrack, LLC (successor-in-interest to LDiscovery LLC) and Relativity ODA LLC (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 filed on August 9, 2023.

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

Date: November 9, 2023