Form 10-K
period 2023-12-31
KLDiscovery Inc.
filed 2024-03-28
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price of $2.25 on the OTC Pink Sheet Market, was approximately $21.5 million.

As of March 28, 2024, there were 43,086,267 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

•
consequences of our substantial levels of indebtedness, including the pending maturity and potential acceleration thereof in June 2024, and our ability to repay or renegotiate our debt obligations as they become due or to secure alternative sources of cash or additional financing, which raise substantial doubt about our ability to continue as a going concern;
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
•
political unrest, international hostilities, military actions, including, without limitation, the wars in Ukraine and the Middle East, terrorist or cyber-terrorist activities and other geopolitical events; and
•
other risks and uncertainties indicated in the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

Risks Related to our Substantial Indebtedness

•
Our current debt maturities raise substantial doubt about our ability to continue as a going concern.
•
Our substantial levels of indebtedness, a significant portion of which could mature as early as June 2024, could adversely affect our business, and our ability to repay or renegotiate our debt obligations as they become due or to secure alternative sources of cash or additional financing.
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

Overview

We are a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 17 countries around the world. With our long- standing history and transformative acquisition in 2016 of Kroll Ontrack, a storied eDiscovery platform with history dating back to 1985, we have decades of experience designing, building, and developing innovative technology solutions that evolve with the needs of our clients. Our integrated, proprietary technology solutions enable clients to efficiently and accurately collect, process, transmit, review and recover complex and large-scale enterprise data. In conjunction with our proprietary technology, we provide immediate expert consultation and 24/7/365 support worldwide, empowering us to be a “first-call” partner for mission-critical, time-sensitive, and nuanced eDiscovery and data recovery challenges. We leverage our proprietary technology solutions and extensive industry expertise to provide a more reliable, secure and seamless experience for our clients when tackling “big data” volume, velocity, and veracity challenges.

A key example of our purpose-built innovation is Nebula, our flagship, end-to-end AI / ML powered solution that serves as a singular platform of engagement for legal and other types of data. We also offer clients the optionality they desire—KLDiscovery-developed or externally-developed software and cloud-based or a number of different on-premise data storage options. We processed 8,041 and 8,009 Legal Technology matters for the years ended December 31, 2023 and 2022 respectively, and currently average over 32,000 data recoveries annually from all types of storage media. We believe our scale, expertise, proprietary technology and optionality, and global presence uniquely positions us to be the go-to partner for our clients and solve the world’s largest and most complicated data challenges.

Since January 1, 2020, we have provided services to a highly diverse base of more than 6,100 Legal Technology clients. Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, and real estate. Our data recovery clients include corporations and individuals that need to recover and access data. Our loyal client base includes 96% of the highest-grossing law firms in the United States as ranked by American Lawyer, known as the Am Law 100, as well as 50% of Fortune 500 companies, as of December 31, 2023. We have longstanding relationships with many of our clients. For example, the average length of our relationships with our top 25 clients based on revenue for the year ended December 31, 2023 is approximately 14 years. We actively collect and review feedback from our clients to ensure we are investing in the features and services that address their ever-evolving needs. We believe our commitment to being a “first-call” provider for our clients’ largest and most complex cases has helped drive significant revenues from larger and more complex matters, with Legal Technology matters generating over $100,000 and $500,000 in revenue representing 79% and 52%, respectively, of our Legal Technology revenue during the year ended December 31, 2023.

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

In response to an increasing number of clients seeking an end-to-end, fully integrated offering, we launched our proprietary cloud-native Nebula ecosystem in 2018. Nebula is a differentiated, comprehensive platform that addresses the full lifecycle of the Electronic Discovery Reference Model, or EDRM. Nebula is designed for enterprise adoption and can be seamlessly applied to address a multitude of use cases for the global legal and corporate communities. Clients who utilize our all-in-one platform benefit from a scalable, singular repository for their legal workflow processes, while reducing costs, and reducing data security risks inherent when processing and transferring data across multiple disparate systems and service providers. Nebula also offers clients flexibility in data delivery methods; in the public cloud, in our secure data centers, behind the client’s firewall in an enterprise server-rack and at a client’s location via Nebula Portable, optionality no other provider’s proprietary platform can offer. Regardless of data storage location, clients can seamlessly manage their data through the integrated Nebula platform. Demonstrating Nebula’s potential, we have experienced strong growth in Nebula revenues. For the year ended December 31, 2023, Nebula revenue was $46.1 million, a 62.1% increase from the prior year. 2023 revenue includes, for the first time, Nebula processing services for non-Nebula hosted engagements ($14.2 million). Our diversified and deep-rooted client relationships provide a large and loyal user base to further accelerate the adoption and growth of Nebula.

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

Additionally, we are a global leader of data recovery services, currently averaging over 26,000 data recoveries annually from all types of storage media. With our in-lab, remote, and on-site capabilities, we recover data at an over 82% success rate from almost any device, storage manufacturer, operating system, database, and back up format. We expect to continue to benefit from our deep data recovery competencies, given the increasing relevance of data privacy and cybersecurity issues at the institutional, governmental, and international levels.

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

Industry background

The rule of law is integral to society—it is the foundation for systems of justice, underpins government functions, and upholds fair economic transactions and social development. From multi-national corporations and governments to local businesses and individual citizens, millions rely on legal services to navigate complex matters and uphold the law in an ever-changing world. According to Statista, legal services represents one of the largest sectors in the global economy, with worldwide spend estimated to increase to $1 trillion in 2028. As technology continues to revolutionize the legal services industry, there is a significant existing market opportunity for legal technology solutions that should continue to grow.

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

Electronic Discovery Reference Model (EDRM)

eDiscovery

eDiscovery is a critical component of the legal industry: parties preserve, collect, review, and exchange information electronically for the purpose of using it as evidence in a civil, criminal or investigative legal case or regulatory action. Electronically Stored Information or, ESI, in eDiscovery can range from simple data sources such as emails, word documents, and databases, to increasingly modern and complex data sources such as social media messages, cell phone data, and mobile applications, such as internal digital chat data, and audio / visual calls. The volume and complexity of eDiscovery varies significantly from case-to-case, ranging from small matters comprising little data to highly complex matters with vast amounts of enterprise data where support from technology and legal experts is essential. According to complexdiscovery.com, the worldwide eDiscovery software and services market is forecasted to grow from $15.1 billion in 2023 to $22.7 billion by 2028 due to the proliferation of data and legal challenges, thereby underscoring eDiscovery’s growing significance and use cases.

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

Information governance

Information governance is a rapidly maturing discipline, the objective of which is to enable enterprises to manage their huge and growing data estates, taking into account the many demands placed upon that data. These demands include everything from ready access to data for business utility and continuity, to data protection against ransomware and other cyber-attacks, to complying with proliferating privacy and other regulatory requirements, to responding to regulatory investigations and civil litigation. Market research firm Radicati estimates the information governance market will grow to approximately $10.0 billion in 2025.

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

Data recovery

Data recovery technology providers help clients, ranging from Fortune 500 companies to individual consumers, recover data that would otherwise be lost for a myriad of reasons, such as system failures, accidental deletion, physical damage, natural disasters, ransomware or user error. Data recovery companies use software tools and physical inspection to diagnose and determine the condition of the media and what data may be recovered. Then, they make an image of the data and perform a logical reconstruction of it. In the case of physical damage, large- scale facilities are required as the device may need to be disassembled in a clean room lab and spare parts used to facilitate the recovery. According to the Business Research Insights, the worldwide data protection market, which consists of data recovery, archives, and backup spending, is expected to grow to $15.3 billion in 2031.

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

For the years ended December 31, 2023 and 2022, revenues arising from usage-based agreements comprised 89.8% and 89.9% of revenue, respectively, while revenues arising from subscription agreements comprised 10.2% and 10.1% of revenue, respectively.

Our clients

Our Legal Technology clients include both law firms and corporations serving many industry sectors including finance and banking, pharmaceutical and biotechnology, technology, insurance, and real estate. Our data recovery clients include corporations and individuals that need to recover and access data.

Our definition of a Legal Technology client includes each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. Since January 1, 2020, we provided services to more than 6,100 Legal Technology clients. As of December 31, 2023, our clients include 96% of the Am Law 100 and 50% of Fortune 500 companies.

We have longstanding relationships with our clients; the average length of our client relationship with the top 25 clients for the year ended December 31, 2023 is 14 years. As of and for the year ended December 31, 2023, we did not have any single customer that represented more than five percent (5%) or more of our consolidated revenues or accounts receivable and, as of and for the year ended December 31, 2022 we had one single customer that represented approximately six percent (6%) of our consolidated revenues and one single customer that represented approximately six percent (6%) of our consolidated accounts receivable.

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

Expansive global footprint

Our geographic presence spans 26 locations in 17 countries. Our broad reach provides us with the ability to act as a first responder when clients have urgent work requiring immediate attention. In addition, our familiarity with local laws and regulations allows us to effectively assist clients in navigating complex, cross-border situations.

Highly qualified and experienced sales force

Our sales management team recruits and retains highly qualified and experienced sales team members, focusing on expertise, knowledge and tenure, prioritizing the quality of team members over the quantity. Our top 15 sales team professionals by revenue average 16 plus years of experience in the eDiscovery industry and averaged more than $16.8 million in revenue per person for the year ended December 31, 2023, while our entire sales organization had a revenue per person average of over $5.3 million for the same period. We rely on a team of value-add sales professionals to act as consultants for their clients across a wide array of offerings. In 2020, we effectively integrated our data recovery and legal technology sales teams to better offer the full KLDiscovery portfolio of technology and solutions to a wider base of existing clients.

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
•
Build partner channels. In 2022, we began to build our partner channel by selling subscriptions for Nebula, and as of December 31, 2023 and December 31, 2022 we had eleven and seven partners in our partner channel, respectively. These agreements generally have a minimum one-year commitment and our goal is to have a two-year average commitment across our entire partner channel. We will leverage and broaden our partnerships with other eDiscovery providers, law firms, corporations, consulting firms and other organizations to drive growth and bring innovation to the global legal community. Nebula’s comprehensive capabilities and competitive pricing will allow us to target multiple partner market segments, spanning those seeking a single “one-stop-shop” solution to those who may require a point solution to process and triage small data volumes in-house for loading to other applications. The subscriptions are generally based on usage tiers and offer all of our technology for the client’s use, with the option to pay extra for services. By building a partner channel for Nebula, we are able to generate revenue opportunities from a brand-new population of buyers and further increase industry awareness and utilization of Nebula.
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
•
Further our presence in international markets. The eDiscovery market is global, and we continue to invest to increase our market share worldwide. We already have an established presence in 17 countries with qualified sales reps and client support. Internationally, our flexible delivery models (such as Microsoft Azure and Nebula Enterprise) enable us to more easily penetrate new markets and better adapt to the varied and unique data handling requirements and regulations that our clients face across different geographies.
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

We track over 375 different types of ransomware, a population that is always evolving and growing. Ransomware changes and develops all of the time, so we want to make sure we are watching and studying the latest changes and advancements. Studying ransomware and its ever-changing forms provides additional knowledge and experience, leading to a higher probability that we will recover data that has been lost as a result of an attack.

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

We support our clients throughout the whole data destruction process by offering data destruction solutions in our labs or onsite using Blancco Erasure Software, Ontrack Proprietary tools, or our Ontrack Degausser. For clients who want to handle the data destruction process themselves, we sell the Blancco solution and the Ontrack Degausser products to the client and advise them how to best use them.

Sales

We operate with a global sales team that was integrated in 2020 across our offerings to address the specialized needs of our client base and cultivate strategic partnerships with key clients in our industry. As of December 31, 2023, our sales organization comprised of 58 professionals and is led by our sales executives and regional managers. Our business development managers have developed “first-call” relationships with several of our largest clients while providing significant expertise in the technical nature of the services.

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

Our research and development team is based across the United States and European Union, primarily in Minnesota and Poland, with an expanding presence in Greece. As of December 31, 2023, we had 178 employees in our research and development department.

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

As of December 31, 2023, we owned 165 trademark registrations globally and had 29 trademark applications at various stages in the application process. Our material trademarks are either registered or are the subject of pending applications for registrations in the U.S. Patent and Trademark office and various non-U.S. jurisdictions (but with a focus on the European Union, the United Kingdom, Norway, Switzerland, Japan, Australia, China, Singapore and Hong Kong). We use “KLDiscovery”, “Ontrack”, and “Ibas” as our primary corporate trademarks. The trademark “KLDiscovery” has proceeded to registration in Australia, China, Brazil, the European Union, Hong Kong, Japan, India, Switzerland, and the United Kingdom. Additionally, we have applied to register “Nebula,” the brand name for our proprietary eDiscovery platform, in our key markets and, to date, applications have proceeded to registration in the United States, Japan, the European Union, United Kingdom, Hong Kong, Switzerland, and Brazil.

We previously used “Kroll Ontrack” and “KrolLDiscovery” subject to a license from Kroll, LLC. In October 2021, we executed an agreement with Kroll, LLC, which amended the existing trademark license agreement, and provided that our rights to use the Kroll Ontrack and KrolLDiscovery trade names expired in October 2023. Part of the terms of the amended trademark license was that the licensed marks be withdrawn and/or cancelled upon our instructions and Kroll, LLC be prevented from using and/or registering the same or similar marks. This agreement was a triggering event which resulted in an evaluation of impairment of our Kroll Ontrack and KrolLDiscovery tradenames capitalized as part of our 2016 Kroll Ontrack acquisition. See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements.

We are the registered owner of 580 domain names including our key domains used to promote our activities, namely: kldiscovery.com, ontrack.com, compiled.com, and ibas.com (along with many local variants of these main domain names). We are also the registered owner of ediscovery.com, which we believe helps capture significant internet traffic. Information contained on these websites or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report on Form 10-K, and the inclusion of these website addresses is an inactive textual reference only.

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

Human Capital Management

As of December 31, 2023, we had 2,687 employees. This total includes 1,382 regular employees and 1,305 temporary contingent employees who are employed on a project basis to work on active managed review matters. Our employees are not represented by a labor union, and we have not experienced any work stoppages. We believe employee relations are good.

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

As of December 31, 2023, not including contingent employees who were employed temporarily to work on active managed review matters, our employees, including those employed by region, were located as follows:

Region	Percentage
North America	59%
Europe, Middle East, and Africa	27%
Asia Pacific	14%

In order to comply with local employee-related laws, we do not require our employees to disclose their race and ethnicity. As of December 31, 2023, based on self-reported information of approximately 58% of our U.S. based employees, and not including contingent employees who were employed temporarily to work on active managed review matters, our gender and ethnicity demographics were as follows:

Gender	Employee Percentage
Female	34%
Male	66%

Ethnicity	Employee Percentage
Asian	8.5%
Black / African American	5.6%
Hispanic / Latin	7.8%
Multiracial, Native American and Pacific Islander	4.0%
White	74.1%

Government regulation

Information on government regulation is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Privacy and Cybersecurity Risks” and in Part 1, Item 1C, "Cybersecurity."

Corporate information

The mailing address of our principal executive office is 9023 Columbine Road, Eden Prairie, Minnesota 55347 and the telephone number is (703) 288-3380. Our website address is www.kldiscovery.com. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report on Form 10-K.

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

We will remain an emerging growth company until the earlier of (i) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO) and (ii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

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

In the ordinary course of business, we collect, store, transmit, use, disclose and otherwise process, which we refer to herein as “Process” or “Processing,” data that was collected from and about persons or their devices, including personal information, which is as defined broadly by relevant privacy and cybersecurity laws, and other regulated or confidential client data. In addition to terms in our contractual arrangements with clients, there are numerous federal, state, local and foreign laws, regulations and directives that govern the privacy, Processing, confidentiality, security and protection of such personal information and client data, the scope of which is continually evolving and subject to differing interpretations. We and our clients must comply with such laws, regulations and directives, which may impose significant consequences, including penalties and fines, for failure to comply.

For example, in May 2018, the GDPR replaced the Directive 95/46/EC on the protection of individuals with respect to the Processing of data and on the free movement of such data. The GDPR applies to the processing of personal information carried out by companies established in the European Union (E.U.) but also to the processing carried out by companies not established in the E.U., where such processing relates to (a) the offering of goods or services to data subjects who are in the E.U., or (b) the monitoring of the behavior of data subjects who are in the E.U.. The GDPR imposes several stringent requirements for controllers and processors of personal information (including non-E.U. processors who Process personal information on behalf of E.U. controllers), including, for example, robust internal accountability controls, an individual data rights regime, strict timelines for mandatory data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the Processing of personal information. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the E.U. member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional internal processes to seek to ensure that we Process personal information in a compliant way and we have regularly re-drafted all our standard contracts to meet specific articles within the GDPR and new interpretations of the GDPR. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, following Brexit (the process by which the United Kingdom left the European Union), the United Kingdom enacted the Data Protection Act 2018, which implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million (sterling) or 4% of total annual worldwide turnover in the preceding financial year, whichever is higher.

Furthermore, legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the E.U. to the United States. In particular, in July 2020, the E.U.-U.S. Privacy Shield Framework, which allowed for the transfer of personal information from the E.U. to the U.S., was invalidated by the Court of Justice of the European Union, or CJEU, and this was followed in September 2020 by the invalidation of the equivalent Swiss-US Privacy Shield Framework. Three of our group companies were accredited under the E.U.-U.S. Privacy Shield Framework to legitimize the transfer of personal information from the E.U. to the United States. Although the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) upon which we rely for intra group transfers of personal information (and which is the most widely used transfer mechanism by our clients), it made clear that use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Additionally, the European Data Protection Board (assigned by the European Commission to oversee data privacy in the E.U.) has issued guidance concerning data transfers following this CJEU decision which places a higher burden on compliance for data transfers. In June 2021, the European Union has issued a new version of the standard contractual clauses. On July 10, 2023, the European Commission adopted its adequacy decision for the new E.U.-U.S. Data Privacy Framework. This decision concludes that the U.S. ensure an adequate level of protection for personal information transferred from the E.U. to U.S. companies which have self-certified their compliance with the new E.U.-U.S. Data Privacy Framework.

The United Kingdom’s exit from the European Union has also imposed different requirements on personal information transfers with the introduction of the International Data Transfer Agreement and the Addendum to the E.U. standard contractual clauses in March 2022. Given these legal developments and the United Kingdom’s potential long-term divergence from E.U. law, the long-term validity of United Kingdom data protection measures remains uncertain, and we could be impacted by changes in law, including any future review of transfer mechanisms by the European courts or any supervisory authorities, which could require us to undertake substantial additional review of agreements on a going forward basis. On September 21, 2023 the UK Secretary of State for Science, Innovation and Technology laid regulations in the UK Parliament to give effect to the decision to establish a UK-U.S. Data Bridge. The UK-U.S. Data Bridge came into effect on 12 October 2023 and permits organizations in the UK to transfer personal information to U.S. organizations which have certified to the UK Extension to the E.U.-U.S. Data Privacy Framework. If we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our solutions or could adversely affect our financial results.

In the United States, certain state laws, such as the California Consumer Protection Act of 2018 as amended by the California Privacy Rights Act of 2020, or collectively, the CCPA, have established a privacy framework, which applies to entities that conduct business in California. Among other things, the CCPA requires covered companies to provide certain disclosures to California residents and affords such residents certain rights with respect to their personal information. The CCPA includes a private right of action for certain data breaches, with potential for severe statutory damages. Similar comprehensive state privacy laws are also in effect in Virginia [and] Colorado[, Connecticut and Utah].While these laws are substantively similar to the CCPA in many respects, they also include their own unique compliance requirements. Certain aspects of the interpretation of these laws remain uncertain as regulating bodies in these jurisdictions begin to carry out enforcement for noncompliance. Comprehensive privacy laws have also been enacted and proposed in many other states and at the federal level. The effects of such laws could be significant and may require us to modify our data Processing practices and policies and incur substantial compliance-related costs and expenses. Companies like ours that operate on a national and international scale are responsible for monitoring and complying with the patchwork of federal, state and local regulations and requirements in the United States as well as those in other jurisdictions worldwide, which may conflict with each other, further complicating compliance efforts.

Furthermore, any failure, or perceived failure, by us to comply with any federal, state, local or international data privacy or security laws, regulations, orders, industry self-regulatory standards or principles or privacy-related obligations to clients or other third parties that either legally or contractually apply to our clients or us—including any data security incidents, breaches, or other unauthorized access, acquisition, or disclosure of information affecting us or our third-party service providers—could result in investigations, enforcement actions, regulatory inquiries, fines, litigation, proceedings or other actions against us, injunctive restrictions on data processing, a loss of client confidence, damage to our brand and reputation or a loss of clients, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws, regulations, directives or industry practices concerning data privacy and security, which may impose new requirements. Significant changes could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new solutions and features that make use of the data that our clients voluntarily share with us. For example, some countries have adopted laws mandating that personal information regarding clients in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit personal information Processing to within individual countries could increase our operating costs significantly and require that we establish a physical presence in a country or region where we otherwise may not have opened any facilities.

Additionally, in connection with some of our product initiatives, we expect that our clients may increasingly use our cloud services to Process personal information and other regulated data. While we include privacy or information security obligations in our contracts, new jurisdictional legal requirements may make it so that we will be unable to do business without more stringent obligations. Any failure by us to timely amend client contracts to conform to changing data protection laws, or to comply with our posted privacy policies, other federal, state, local or international privacy-related or data protection laws and regulations, or the privacy or information security commitments contained in our other contracts could result in proceedings against us by governmental entities or others, including individual rights of action, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon any liability we may have as a result of lawsuits or regulatory actions could also harm our reputation or otherwise impact the growth of our business. Furthermore, although we market and sell products to our clients to help them comply with federal, state, local and foreign laws, regulations and directives, including the GDPR, our clients are responsible for ensuring they are in compliance with such laws, regulations and directives. Any failure by our clients to comply could result in significant consequences to them, including penalties and fines, and despite the existence of contractual exclusions and marketing disclaimers which make their responsibility for their own compliance clear, our clients may file claims or seek indemnification from us, which may result in adverse effects to our business, including reputational harm and time, effort and cost expenditures to defend such claims or respond to indemnification requests. Our standard terms of business include caps on liability, where legally permitted, but these may be challenged by clients and disapplied by a court in any judgment against the Company.

Our products, SaaS offerings, website and networks are from time to time subject to intentional or accidental disruption and may be subject to unauthorized access, either of which could adversely affect our reputation and business.

Despite our precautions and significant ongoing investments to protect against security risks such as data breaches, cyber-attacks and other intentional or accidental disruptions of or unauthorized access to our products, offerings and networks, in light of our business and types and sensitivity of the information we store on behalf of clients, we have been and expect to continue to be an ongoing target of attacks specifically designed to breach or interrupt our networks and systems, which could harm our reputation and result in litigation, fines and penalties. From time to time, sophisticated actors attempt to penetrate our network security and the security of our website and misappropriate proprietary and other information, such as personal information, and cause interruptions to our solutions. Our products from time to time come under focused threats and attacks and we or our clients may suffer data loss or unauthorized access as a consequence of such attacks on our products. Such cyber-attacks threaten to misappropriate our or our clients’ proprietary or personal information and cause interruptions of our information technology solutions. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or detect these techniques. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties can contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and networks. We have experienced and defended against threats to our systems and security including malware, phishing attacks and Distributed Denial of Service attacks. For example, in 2020 a phishing attack resulted in certain client correspondence being made available to an unauthorized email account for a period of time. This incident was remediated and the investigation showed that the phishing attack did not affect any of our other computer systems, databases or networks, including those systems used to host or transfer client data, and that it was an isolated incident. While this incident and other unsuccessful attempts have not had a material adverse effect on our business to date, we may experience more serious incidents in the future. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of our clients’ data in cloud-based environments.

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

•
defects and security vulnerabilities could be exploited or introduced into our products or our cloud offerings, thereby damaging the reputation and perceived reliability and security of our products and solutions and potentially making the data systems of our clients vulnerable to further data loss and cyber incidents; and

•
personal information, protected health information or other confidential data of our clients, employees and business partners could be accessed without authorization, stolen or lost.

Should any of the above events occur, we could be subject to significant claims for liability from our clients, consumers and other third parties and regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. The regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personal information, protected health information or credit card information of users of our solutions can be significant in terms of fines and reputational impact, and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, financial condition and results of operations would be adversely affected.

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

Our competitors vary in size, scope and breadth of the products and solutions they offer and include software vendors that offer software products that directly compete with our product offerings. In our Data & Storage Technology business, we face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies that increasingly develop and incorporate into their products storage, server management software and backup that compete at some levels with our product offerings. Our competitive position could be materially adversely affected if our clients perceive the functionality incorporated into these products as a replacement for our products. Many of our principal competitors are established companies that have substantial financial resources, less leveraged, recognized brands, technological expertise and market experience, and sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and face competition from other eDiscovery and data management solutions providers. Our competitors invest significantly in research and development as well as sales and marketing. We also face competition from the backup solutions offered by cloud IT providers. It is also possible that certain of our clients have the resources to develop their own products or solutions that could be competitive with our offerings.

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

Certain of our third-party software license contracts expire within the next one to three years and may be renewed only by mutual consent. For instance, our license agreement with Relativity expires on June 30, 2027. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain eDiscovery-related solutions and products to our clients. In addition, our third-party software licenses are non-exclusive. For example, all of our primary competitors in the eDiscovery business use Relativity in connection with their eDiscovery platforms (in addition to any proprietary platforms that they may own themselves).

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

We may not be able to increase the amount of revenues or cash flow we generate, and we might continue to incur net losses for some time as we continue to grow. We have experienced net losses for a number of years, including net losses of $(34.8) million and $(43.2) million for the years ended December 31, 2023 and 2022, respectively, and we may incur net losses in the future. As of December 31, 2023, we had an accumulated deficit of $394.0 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses may increase over the next several years as we continue to grow our business, hire additional personnel, expand our operations and infrastructure and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

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

Our success and future growth depend upon our ability to attract, train, motivate and retain highly qualified technical, managerial, and sales and marketing employees in order to implement our corporate development strategy and operations. Our ability to increase our client base and usage of our solutions, including Nebula, will significantly depend on our ability to successfully retain our sales and marketing teams and execute our sales strategy. Further, our top three sales representatives were responsible for approximately 29% of our sales for the twelve-months ended December 31, 2023. If any of our top sales personnel cease working for us, we may lose existing business from clients who had relationships with specific sales representatives and we may not be able to grow our business as quickly, or to the extent, we expect. There is a limited pool of employees who have the requisite skills, training and education. We face intense competition for qualified individuals from numerous technology, software, startup and emerging growth companies, which are active in many of the technical areas and geographic regions in which we conduct product development. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees. For example, we have agreed to provide payments to various current employees in connection with certain changes of control, and such payments may, in the aggregate, be material to us. Further, because our common stock is not listed on a national securities exchange, our ability to use equity compensation may be more limited, and this type of compensation may not be as attractive to a prospective employee as it would if we were listed on an exchange. If we are unable to continue to successfully recruit and retain the most skilled and capable senior managers and key technical and sales employees, particularly in connection with our current plan to significantly increase our sales and marketing and research and development teams, our ability to implement our business plan, growth strategy and develop and maintain our software and solutions, including Nebula, could be adversely affected, any of which could adversely affect our business, financial condition and results of operations.

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

We have significant international operations with 26 locations in 17 countries, including data centers in Canada, England, France, Germany, Ireland and Japan. We may expand our international operations if we identify growth opportunities. Our international operations are subject to the following risks, among others:

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

•
political unrest, international hostilities, military actions, including, without limitation, the war in Ukraine and the Middle East, terrorist or cyber-terrorist activities, other geopolitical events, natural disasters, pandemics, and infrastructure disruptions;

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

Based on the results of the annual impairment test as of October 1, 2023 and the quantitative assessment performed as of December 31, 2023, we concluded that the fair value of our reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position. For example, we recorded an impairment charge of $22.5 million in 2021 associated with our intangible assets.

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

As of December 31, 2023, we had approximately $552.7 million of indebtedness, including $260.9 million in the form of convertible debentures due December 19, 2024 (the “Debentures”) and $291.8 million under the 2021 Credit Agreement that matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the 2021 Credit Agreement matures on June 19, 2024. In addition, we borrowed $15.0 million under our revolving credit facility under the 2021 Credit Agreement in March 2024. Pursuant to ASC 205, Presentation of Financial Statements, we are required to and do evaluate at each annual and interim financial statement period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to meet our obligations when they come due within one year after the issuance date of the consolidated financial statements. Based on the pending maturity of our indebtedness, we currently project that we will not have sufficient cash on hand or available liquidity to repay the Amended 2021 Credit Agreement at the accelerated maturity date in June 2024 or to repay the Debentures, which raises substantial doubt about our ability to continue as a going concern.

We are reviewing potential alternatives, including renegotiating the terms of the Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources of cash or additional financing. However, we may not be successful in restructuring our existing debt or identifying potential new sources of liquidity. Whether we will be able to successfully complete any such refinancing will depend on market conditions, the negotiations with those lenders and the Debenture holders, and our financial performance. Further, to the extent we are able to obtain new financing, this financing may lead to increased costs, increased interest rates, additional and more restrictive financial covenants and other lender protections. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 1, Liquidity and Going Concern Evaluation in our consolidated financial statements.

We cannot provide any assurance that we will be able to identify and raise funds from alternative sources, or renegotiate, refinance or repay our indebtedness and continue as a going concern. If we are unable to restructure or refinance our indebtedness, we may not be able to continue to operate our business pursuant to our current business plan, which could require us to modify our operations to reduce spending by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, selling the company or one or more business lines or assets, or we may be forced to seek protection under applicable bankruptcy or insolvency laws, discontinue our operations entirely and/or liquidate our assets, in which case it is likely that equity investors may suffer the loss of all or a substantial portion of their investment. The substantial doubt about our ability to continue as a going concern may also affect the price of our common stock and our credit rating, negatively impact relationships with third parties with whom we do business or seek to do business, including clients, vendors, lenders and employees, prevent us from identifying, hiring or retaining the key personnel that may be necessary to operate and grow our business and limit our ability to raise additional capital. Any of the foregoing factors could adversely affect our business, financial condition and results of operations. Trading in our securities is highly speculative and poses substantial risks relating to the potential of bankruptcy proceedings. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

Our substantial levels of indebtedness, a significant portion of which could mature as early as June 2024, could adversely affect our business.

As of December 31, 2023, we had approximately $552.7 million of indebtedness, which did not include any amounts under our revolving credit facility.

As of March 28, 2024, we had $15.0 million outstanding under our revolving credit facility. Additionally, subject to outstanding letters of credit, we may borrow up to another $25 million under our revolving credit facility, as described in Note 6 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our ability to make payments on debt, to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our growth strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described above in “—Risks Related to Our Business and Industry” and elsewhere in this Annual Report on Form 10-K. Our ability to repay debt will also depend on external factors that are outside of our control, including economic, financial, competitive, legislative, regulatory and other factors. If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, our lenders may accelerate some or all of our outstanding indebtedness and foreclose on the assets that secure such indebtedness and, under those circumstances, we could not assure you of our ability to continue operations without protection under applicable bankruptcy or insolvency laws. If we determine that we will not be able to meet our anticipated cash needs to continue our operations or to make required interest and principal payments on our indebtedness, we may decide to seek protection under applicable bankruptcy laws, in which case it is likely that equity investors may suffer the loss of all or a substantial portion of their investment. There can be no guarantees that our stockholders will receive any recovery from any bankruptcy proceeding.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in the future in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. For additional information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, and Note 6 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our failure to comply with obligations under our credit facility or the agreements governing the Debentures or any future indebtedness may result in an event of default under the applicable agreement. For example, the inclusion of a going concern qualification in the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 (as discussed above in “—Our current debt maturities raise substantial doubt about our ability to continue as a going concern, which may materially and adversely affect our business, financial condition and results of operations” and in Note 1) would have implicated certain covenants under the 2021 Credit Agreement and certain default provisions thereunder prior to our amendment of the 2021 Credit Agreement on March 7, 2024 to provide that such a going concern qualification would not result in a default under the 2021 Credit Agreement. A default, if not cured or waived, may permit acceleration of some or all of our other indebtedness and trigger other termination and similar rights under other contracts. We cannot be certain that we will be able to remedy any defaults and, if our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

See Note 6 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We have warrants outstanding to purchase up to an aggregate of 29,350,000 shares of common stock at an exercise price of $11.50 per share. To the extent the price of our common stock rises above the exercise price of these warrants and they are exercised, an existing stockholder’s investment in the company will be diluted. Further, the warrants that were issued in a private placement concurrent with the consummation of the IPO, or the Private Warrants, can be exercised on a cashless basis, meaning we would not receive any cash proceeds in connection with any such exercise. We also may issue an aggregate of 2,200,000 shares of common stock to certain of our stockholders if the reported closing sale price of our common stock equals or exceeds $13.50 per share for any 20 consecutive trading days during the five-year period following the closing of the Business Combination on December 19, 2019. As of December 31, 2023, 14,176,685 shares of common stock were reserved under the 2019 Plan, of which 2,771,329 shares of common stock remained available for issuance. We have filed registration statements on Form S-8 under the Securities Act registering these shares under our 2019 Plan and outstanding awards issued under our 2019 Plan. Subject to the terms of the awards pursuant to which these shares have been or may be granted, and except for shares held by affiliates who will be subject to the resale restrictions described below, the shares issuable pursuant to awards granted under our stock incentive plans will be available for sale in the public market immediately.

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

We are an emerging growth company and a smaller reporting company, and, for as long as we continue to be either, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies or smaller reporting companies, including, but not limited to: including only two years of audited financial statements in our Annual Reports on Form 10-K and Securities Act registration statements; not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding our business, executive compensation, corporate governance and other matters in our registration statements, periodic reports and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have chosen to “opt in” to this extended transition period for complying with new or revised accounting standards and, as a result, we are not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised standards on a non-delayed basis. We will cease to be an emerging growth company upon the earlier of: (i) December 31, 2024, the end of the fiscal year following the fifth anniversary of the IPO; and (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities. We will cease being a smaller reporting company as of the last business day of the second fiscal quarter of any fiscal year on which either (i) the market value of our common stock held by non-affiliates is $250.0 million or more as of such date or (ii) both our annual revenue was $100 million or more during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is $700 million or more as of such date. However, we may continue relying on the reduced reporting requirements of smaller reporting companies through the Annual Report on Form 10-K for the fiscal year in which we no longer qualify as a smaller reporting company. Therefore, we may continue to qualify as a smaller reporting company even after we cease to be an emerging growth company. We cannot predict if investors will find our common stock less attractive because we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may decline or be more volatile.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. As an emerging growth company and smaller reporting company, we currently avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, no later than December 31, 2024, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company and smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Further, the additional work required of our independent registered public accounting firm will increase our costs, in the first year of compliance in particular.

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

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. A public health pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, contractors, suppliers, clients and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

Our business has been adversely affected by the COVID-19 pandemic and may be similarly adversely affected by future pandemics or the global response thereto. For example, primarily due to the impact of COVID-19, our revenues decreased 7.2% for the year ended December 31, 2020 as compared to the prior year as many clients delayed new litigation and court systems closed for a period of time and were slow to reopen. Pandemics can adversely affect economies and financial markets, with the slowdown reducing production, decreasing demand for a broad variety of goods and services, diminishing trade levels and causing corporate downsizing and increased unemployment. A pandemic could also lead to extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of future pandemics on the United States and world economies could be similar, or worse, as compared to the COVID-19 pandemic and could impact all segments of the global economy, resulting in a significant recession or worse, any of which could impact our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

To meet our business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data of ours and our customers that may be subject to legal protection, and promote the continuity of our Company’s supply chain. In the ordinary course of our business, we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information.

Maintaining the integrity and availability of our IT systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. To this end, we have implemented an Information Security Management System (ISMS) within which cybersecurity and risk management strategies are an integral part. The ISMS Committee, which is comprised of companywide and IT department senior management, creates and manages the processes, policies, and procedures for managing the overall security of the organization. The ISMS includes a risk management program designed to assess, identify, track, treat, manage and prevent strategic and operational risks that may impact our company’s business model or operations with a focus on information security, including but not limited to cybersecurity risk, physical security risk, liability risk, innovative risk, competitive risk, and other potential unauthorized occurrences on or through our

IT systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. The Risk Subcommittee, a subcommittee of the ISMS Committee, comprised of IT and Information Security senior leadership, maintains a risk register of cybersecurity risks that are regularly monitored and meets once a month to discuss remediation plans and treatment progress for existing risks. New potential risks are submitted to the Risk Subcommittee as they are identified by personnel from across the Company, including executive leadership, managers, directors, analysts, and others. In compliance with our Risk Management Standard and Process policy, new potential risks are evaluated by the Risk Subcommittee to determine whether each risk is to be added to the risk register and analyzed for treatment. The Risk Subcommittee invites subject matter experts from across the Company to participate in remediation planning and treatment progress reporting sessions as part of the monthly Risk Subcommittee meetings. Members of the ISMS committee and the Risk Subcommittee report directly to the Chief Executive Officer who, in turn, reports to our Board. Our ISMS is informed by internationally recognized standards and is vetted and validated annually by external advisors or consultants.

We engage and consult with external assessors and consultants, on a regular basis, to evaluate our cybersecurity processes, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We have implemented a robust information security internal and external audit program that operates throughout the year. Our environment is tested annually against internationally recognized standards as well as locally (domestic) applicable standards. Findings and opportunities for improvement that result from such external audits are remediated to help our security posture remain current. Prior to and/or periodically throughout and engagement, we work closely with our clients and vendors on various security assessments that test our processes compliance with contractual requirements. We have also engaged a third-party vendor to conduct regular employee trainings on cyber and information security, among other topics.

We have established a Third Party Vendor Management program to oversee and identify material risks arising from cybersecurity threats associated with our use of third-party service providers. Our Third Party Vendor Management program includes a vendor risk assessment that is designed to ensure third parties engaged by us are monitored for suitability, sustainability, risk, performance of regulatory/contractual requirements and, upon reassessment, the continual ability to perform or outperform such evaluations. Risks associated with cybersecurity threats identified during the vendor risk assessment may be submitted to the Risk Subcommittee for evaluation and analysis. Informed by an internationally recognized information technology (IT) risk management standard and framework, we identify, analyze, evaluate, and remediate/treat information and cybersecurity related risks, and risks posed by third-party providers throughout the year in addition to the annual external audits and various client assessments we undergo.

We maintain a threat intelligence program that drives informed decision making and strategy development within our organization’s Information Security Program. The threat intelligence program includes the review of cybersecurity incidents including root-causes-analysis and the deployment of tools and technologies to help prevent future incidents from occurring. Risks associated with cybersecurity threats are evaluated as part of our Risk Management process to determine, among other things, if the risks will materially affect our ability to adequately secure client data throughout the engagement. When deemed appropriate, business strategies are re-evaluated with risk from cybersecurity threats taken into consideration.

Our Board of Directors exercises oversight of the most significant cybersecurity risks, and for our processes to identify, prioritize, assess, manage, and mitigate those risks, through the review of Information Security reports presented by the Executive Vice President of Global IT and eDiscovery Operations, who has over 20 years of industry experience, and the Vice President and Chief Information Security Officer, who has over 20 years of industry experience and holds a wide array of industry certifications. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. When and where applicable, the Board of Directors provides input regarding the ISMS in response to the information security reports and as part of their corporate oversight responsibilities. The Board of Directors’ input is leveraged by Senior Information Security leadership as they evaluate and develop plans for continuous improvements of our ISMS to address an evolving landscape of cybersecurity threats. The execution of the Information Security Management System is the responsibility of our Senior Information leadership and the Information Security team.

Our risk management program is led by senior management who meet regularly to assess, analyze, evaluate, propose, and approve treatment and or remediation projects for identified information technology risks (including cybersecurity risks and vulnerabilities). Our Executive Vice President of Global IT and eDiscovery Operations, who is a member of the Risk Subcommittee, reports to our Board of Directors via our Chief Executive Officer. Our Vice President and Chief Information Security Officer (VP, CISO) is responsible for the identification of cybersecurity risks and the performance of vulnerabilities assessments. Risks and vulnerabilities are assigned to key stakeholders and senior management staff who possess the technical know-how to own these identified risks and vulnerabilities. In accordance with this process, the VP, CISO collaborates and works closely with risk owners to ensure the timely remediation and treatment of risks and vulnerabilities.

As of December 31, 2023, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Privacy and Cybersecurity Risks.”

Item 2. Properties.

We do not own any properties and all of our material physical properties are occupied pursuant to either the terms of a negotiated lease or another contractual arrangement for occupation of space, such as space rental in a data center facility.

The table below presents summary information regarding our material properties as of December 31, 2023.

Country	Location	Legal Technologies Office	Data Storage Technologies Office	Managed Review Facility	Data Center	Clean Room
Australia	Brisbane	X	X			X
Canada	Toronto		X			X
Canada	Toronto				X
China	Shanghai	X
France	Paris	X	X			X
France	Paris				X
Germany	Boblingen	X	X			X
Germany	Frankfurt				X
Greece	Athens	X
Hong Kong	North Point		X			X
Hong Kong	Won Chai	X
India	Chennai			X
Ireland	Balleycoolin				X
Italy	Varese		X			X
Japan	Tokyo	X	X			X
Japan	Tokyo				X
Netherlands	Amersfoort		X			X
Norway	Kongsvinger	X	X			X
Poland	Katowice	X	X	X		X
Switzerland	Wallisellen		X			X
United Kingdom	London	X	X			X
United Kingdom	Slough				X
United States	Austin, Texas	X			X
United States	Brooklyn Park, Minnesota				X
United States	Eden Prairie, Minnesota	X	X		X	X
United States	Fairfax, Virginia	X

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

As of December 31, 2023, there were 53 holders of record of our common stock, and 9 holders of record of our warrants. The number of holders of record does not represent the actual number of beneficial owners of our common stock because the shares of common stock are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote and/or dispositive power with respect to their shares.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

KLD is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance agencies and individuals. We provide technology solutions to help our clients solve complex legal, regulatory and data challenges. We have broad geographical coverage in the eDiscovery and data recovery industries with 26 locations in 17 countries, as well as 9 data centers and 13 data recovery labs globally. Our integrated proprietary technology solutions enable the efficient and accurate collection, processing, transmission, review and/or recovery of complex and large-scale enterprise data. In conjunction with proprietary technology, we provide immediate expert consultation and 24/7/365 support wherever a customer is located worldwide, which empowers us to become a “first-call” partner for mission-critical, time-sensitive, or nuanced eDiscovery and data recovery challenges. We are continuously innovating to provide a more reliable, secure and seamless experience when tackling various “big data” volume, velocity, and veracity challenges. A key example of our purpose-built innovation is Nebula, our flagship, end-to-end artificial intelligence/machine learning, or AI/ML, powered solution that serves as a singular platform of engagement for legal data.

Key factors affecting our performance

We believe that our future growth and performance will depend on many factors, including:

Maintaining our history of product innovation

We have significantly invested in developing proprietary technology and broadening our product functionality, which we believe differentiates our offerings, drives improved user experiences, and fuels strong client retention. We plan to continue our strong history of innovation by enhancing and scaling our Nebula platform and other offerings to capture a larger percentage of the eDiscovery, data recovery, and information governance markets. Our continued growth will depend in part on our ability to develop new products and features and drive adoption of our technology among our client base. We intend to continue investing at our current levels in research and development to further develop our proprietary technology and support further penetration and adoption of our offerings, including our end-to-end Nebula platform.

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

Maintain and grow client base while driving greater penetration

Retaining and expanding revenues generated from existing clients, while continuing to grow the number of net new clients, are among the key drivers of our revenue growth. We believe our position as the differentiated legal technology provider with proprietary, state of the art, EDRM software combined with our white-glove services will help drive retention and support client growth. With the proliferation of enterprise data and increasing technological transformation within the legal industry, we believe there is a sizable and growing potential untapped market seeking to harness technology-based solutions like ours. By expanding our product offerings beyond eDiscovery to capture more of the information governance market and other parts of the EDRM, specifically data hosting and data processing, we believe we can drive increased product spending on our platform from existing clients. We believe that our competitive advantages enable us to effectively retain and further grow revenues derived from our existing clients as well as acquire new clients, as demonstrated by the consistent growth in our number of clients. As of December 31, 2023, we had 6,108 Legal Technology clients, an increase from 5,870 as of December 31, 2022. Our product pricing, marketing efforts, and the strategies of our competitors are all factors that will influence our client retention and growth.

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

Partner channel strategy

Through our partner channel, we sell multi-year subscriptions for Nebula and leverage and broaden our relationships with other eDiscovery providers, law firms, corporations, consulting firms and other organizations. Growing the partner channel can accelerate our growth through increased industry awareness of our offerings and improve sales efficiency. We also expect partner channel revenues to generally have higher margins than our traditional Legal Technology offerings because it is a software-only revenue stream. The extent of the success of our partner channel strategy will depend on our ability to continue to build and maintain relationships with key industry stakeholders.

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

We define Legal Technology clients as each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. We define Nebula clients, each of which is included in the number of Legal Technology clients, as the total number of primary law firm, corporation, insurance company and service provider clients to which we provided legal technology solutions for a matter for which we delivered services using our Nebula solution during the two years prior to the applicable date.

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	December 31,
	2023	2022
Legal Technology clients	6,108	5,870
Nebula clients	1,673	1,593

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	December 31,
	2023	2022
Legal Technology matters	8,041	8,009
Nebula matters	1,372	1,175

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. During the years ended December 31, 2023 and 2022, 52% and 47%, respectively, of Legal Technology revenue was produced by matters that generated revenues of greater than $500,000, and 79% and 77%, respectively, of our Legal Technology revenues were generated by matters of greater than $100,000 during the relevant period.

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

	Twelve Months Ended December 31,
	2023	2022
Legal Technology net revenue retention	104%	94%

For the years ended December 31, 2023 and 2022, our Legal Technology revenue was $312.3 million and $282.8 million, respectively, and our data recovery revenue was $33.3 million and $36.6 million, respectively.

Our Legal Technology net revenue retention rate is impacted by our usage-based pricing model, and revenue could fluctuate in any given period due to timing and volume of matters, client upsell, cross-sell, and churn. We believe global macroeconomic challenges, including inflation and the war in Ukraine, had a significant adverse impact on the Company and the overall market in 2022. Large jobs were delayed and significant revenue opportunities that we typically rely on were not as abundant as we expected. Our revenues increased during the year as we saw an uptick in large jobs. In the long-term, we plan to increase our net revenue retention rate by increasing the number of solutions that we sell on a subscription-basis, as well as broadening the scope of our Nebula offerings, to promote strong product adoption. As we expand our products beyond eDiscovery to other information governance solutions such as big data hosting and processing, including through Nebula, we expect clients to leverage our technology earlier in the data lifecycle, providing further opportunity for us to increase our product and service penetration and client retention. Furthermore, we plan to establish and broaden our channel partnerships over time and leverage these strong relationships to further our awareness of our products and overall usage within the industry.

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

For the years ended December 31, 2023 and 2022, our Legal Technology revenue was $312.3 million and $282.8 million, respectively, and our data recovery revenue was $33.3 million and $34.6 million, respectively. For the years ended December 31, 2023 and 2022, Legal Technology revenue from our technology solutions other than Nebula was $266.5 million and $254.4 million, respectively, and revenue from Nebula was $46.1 million, and $28.4 million, respectively. 2023 includes $14.2 million for Nebula processing services for non-Nebula hosted engagements.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. Research and development expense is expected to increase in 2024 reflecting a full year of 2023 hiring activity and 2024 merit and increases in benefits. We intend to continue investing in research and development at our current levels to further develop our proprietary technology and support further penetration and adoption of our offerings, including our end-to-end Nebula platform. We expect research and development expense to remain fairly consistent as a percentage of revenue in 2023 and thereafter. We expect sales and marketing expense to slightly increase in the next year as we are hiring more sales personnel and are increasing marketing. Sales and marketing expense is expected to remain fairly consistent as a percentage of revenue given projected increases in revenue in the next year and thereafter. We also expect general and administrative expense to increase in the next year reflecting a full year of 2023 additions to personnel, merit increases and increases in benefits. General and administrative expense as a percentage of revenue is expected to decline over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

Interest Expense

Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings. We expect interest expense to vary each reporting period depending on the amount of outstanding borrowings and prevailing interest rates.

Income Tax (Benefit) Provision

Income tax (benefit) provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. We maintain a valuation allowance on our deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), extinguishment of debt, impairment losses, and depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•
Acquisition, financing and transaction costs generally represent earn-out payments, rating agency fees and letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions, public offerings and cost associated with reviewing potential alternative sources for cash or financing related to our debt maturities. Because we do not acquire businesses or effect financings on a regular or predictable cycle, we do not consider the amount of these costs to be a representative component of the day-to-day operating performance of our business.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2023 compared with the year ended December 31, 2022

The results for the periods shown below should be reviewed in conjunction with our audited consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

	For The Years Ended December 31,
(in millions)	2023	2022
Revenues	$345.8	$317.4
Cost of revenues	171.9	165.4
Gross profit	173.9	152.0
Operating expenses	$139.6	139.9
Income from operations	34.3	12.1
Interest expense	66.7	54.7
Change in fair value of Private Warrants	(0.6)	(1.2)
Other expense	—	0.1
Loss before income taxes	(31.8)	(41.5)
Income tax provision	3.0	1.7
Net loss	(34.8)	(43.2)
Total other comprehensive income, net of tax	1.7	(6.9)
Comprehensive loss	$(33.1)	$(50.1)

	For The Years Ended December 31,
(in millions)	2023	2022
Net loss	$(34.8)	$(43.2)
Interest expense	66.7	54.7
Income tax provision (benefit)	3.0	1.7
Depreciation and amortization expense	27.7	31.2
EBITDA (1)	$62.6	$44.4
Acquisition, financing and transaction costs	6.6	5.8
Stock compensation and other	3.4	5.3
Change in fair value of Private Warrants	(0.6)	(1.2)
Restructuring costs	1.4	2.8
Systems establishment	0.6	1.0
Adjusted EBITDA (1)	$74.0	$58.1

(1) EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues increased by $28.4 million, or 8.9%, to $345.8 million for the year ended December 31, 2023 as compared to $317.4 million for the year ended December 31, 2022. This is due to increased Legal Technology revenue of $29.8 million, including $17.6 million from Nebula, which includes $14.2 million for Nebula processing services within Nebula for non-Nebula hosted engagements, partially offset by a $1.4 million decrease in data recovery revenue. The increase in Legal Technology revenue is due to the higher volume of customer matters and overall increases in data volumes for customer matters, as well as increases in the percentage of revenue from matters greater than $500,000 and revenues from matters greater than $100,000. The decrease in data recovery revenue is due to a lower volume of jobs due to global macroeconomic challenges, including inflation and the war in Ukraine, which had a significant impact on the Company and the overall market.

Cost of Revenues

Cost of revenues increased by $6.5 million, or 3.9%, to $171.9 million for the year ended December 31, 2023 as compared to $165.4 million for the year ended December 31, 2022. This increase is primarily due to increased wages of $6.8 million, which included a $3.7 million increase in managed review wages, increased software and hardware expense of $3.4 million, increased bonuses of $1.2 million, increased payroll taxes of $0.9 million, increased professional services of $0.9 million, increased facility related expenses of $0.3 million and increased billable fees and royalties of $0.2 million. The increased cost of revenues was partially offset by a $4.3 million decrease in amortization expense, decreased severance expense of $0.8 million, decreased equity compensation of $0.7 million, decreased payroll benefits of $0.6 million, decreased outsourcing expense of $0.4 million, and decreased communications expense of $0.4 million, and decreased supplies and office services expense of $0.2 million. As a percentage of revenue, our cost of revenues for the year ended December 31, 2023 decreased to 49.7% as compared to 52.1% for the year ended December 31, 2022.

Gross Profit

Gross profit increased by $21.9 million, or 14.4%, to $173.9 million for the year ended December 31, 2023 as compared to $152.0 million for the year ended December 31, 2022. Gross profit increased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the year ended December 31, 2023 increased to 50.3% as compared to 47.9% for the year ended December 31, 2022.

Operating Expenses

Operating expenses decreased by $0.3 million, or 0.2%, to $139.6 million for the year ended December 31, 2023 as compared to $139.9 million for the year ended December 31, 2022. This decrease is due to a $2.6 million in reduced vacated lease costs, a decrease in marketing expenses of $1.3 million, decreased personnel expenses of $0.8 million, and a decrease of $0.6 million in contract labor. These decreases were partially offset by $2.9 million in costs related to the efforts to restructure our capital structure to satisfy our debt requirements, increased software and hardware expenses of $1.2 million, increased travel expenses of $0.5 million, and increased professional services of $0.3 million. As a percentage of revenue, our operating expenses for the year ended December 31, 2023 decreased to 40.4% as compared to 44.1% for the year ended December 31, 2022 due to the factors noted above.

Interest Expense

Interest expense increased by $12.0 million, or 21.9%, to $66.7 million for the year ended December 31, 2023 as compared to $54.7 million for the year ended December 31, 2022. The majority of this increase in interest expense is due to an increase in the variable interest rate on the borrowings under the 2021 Credit Agreement which resulted in a $9.1 million increase in interest expense, accelerated amortization of debt issue costs due to the accelerated debt maturity date of June 19, 2024 which resulted in a $1.0 million increase in interest expense, and an increase in the debt balance due to paid-in-kind interest on our Debentures, which resulted in a $1.9 million increase in interest expense. See Note 6 – Long term debt in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Private Warrants

The Company's Private Warrants are recorded as a liability at fair value during each reporting period and adjusted at the end of each quarterly reporting period. For the twelve months ended December 31, 2023 and 2022, we recorded an adjustment to the Private Warrants liability of $0.6 million and $1.2 million, respectively.

Income Tax (Benefit) Provision

During the years ended December 31, 2023 and 2022, the Company recorded an income tax provision of $3.0 million and $1.7 million, respectively, resulting in an effective tax rate of (9.4%) and (4.1%), respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our deferred tax assets. The effective rate for the year ended December 31, 2023 decreased from the year ended December 31, 2022 primarily due to a change in judgement about the realizability of certain deferred tax assets.

A valuation allowance has been established against our net deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign cash taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

We reported pre-tax loss of $(31.8) million during the year ended December 31, 2023 with an effective tax rate of (9.4%), resulting in a $3.0 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused an increase in the tax provision of $8.5 million. Without this item, our effective tax rate would have been approximately 19.2%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

We reported pre-tax loss of $(41.5) million during the year ended December 31, 2022 with an effective tax rate of (4.1%), resulting in a $1.7 million income tax provision. The effective tax rate was primarily impacted by our valuation allowance, which caused a decrease in the tax benefit of $9.1 million. Without this item, our effective tax rate would have been approximately 19.4%, which is lower than the statutory tax rate of 21.0%, primarily due to the effects of foreign tax rate differences, U.S. state taxes and certain permanent items.

Net Loss

Net loss for the year ended December 31, 2023 was $(34.8) million compared to $(43.2) million for the year ended December 31, 2022. Net loss decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of December 31, 2023, we had $15.4 million in cash compared to $32.6 million as of December 31, 2022. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities and availability under our revolving credit facility. On March 8, 2024, we borrowed $15.0 million under our revolving credit facility under the 2021 Credit Agreement. The satisfaction of debt servicing requirements is discussed below.

Our Convertible Debentures mature on December 19, 2024 and our Amended 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the loans outstanding under the Amended 2021 Credit Agreement mature on June 19, 2024. The Company has historically incurred losses and in certain years cash flows have been negative. As of December 31, 2023, the Company’s cash balance was $15.4 million and the Company’s debt balance was $546.8 million, including a balance of $260.9 million under the Convertible Debentures and a balance of $291.8 million in Initial Term Loans under the Amended 2021 Credit Agreement (no amounts were outstanding under the Delayed Draw Term Loans or Revolving Credit Loans). As of December 31, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Initial Term Loans debt of $291.8 million and the Convertible Debentures of $260.9 million are included in the current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2023. As of December 31, 2023, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations including the Initial Term Loans, at the accelerated maturity date, or the Convertible Debentures. The Company is reviewing potential alternatives, including renegotiating the terms of the Convertible Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources for cash or additional financing. The Company's current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because these or other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern. Our ability to refinance and/or replace our outstanding debt on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, many of which are beyond our control. We cannot provide any assurance that we will be able to renegotiate, refinance or repay some or all of our indebtedness and continue as a going concern. If we are unable to restructure or refinance our indebtedness, we may not be able to continue to operate our business pursuant to our current business plan, which could require us to modify our operations to reduce spending by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, selling the company or one or more business lines or assets, or we may be forced to seek protection under applicable bankruptcy or insolvency laws, discontinue our operations entirely and/or liquidate our assets.

Amended 2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the prior credit agreement.

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

The Amended 2021 Credit Agreement provided for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of December 31, 2023, there were no outstanding Delayed Draw Term Loans and they are no longer available to the Loan Parties under the Amended 2021 Credit Agreement.

The Initial Term Loans bear and the Delayed Draw Term Loans bore interest, at the Loan Parties’ option, at the rate of (x) with respect to SOFR Rate Loans (as defined in the Amended 2021 Credit Agreement), the Term SOFR Rate with a 1.00% floor, plus 6.50% per annum, plus the Term SOFR Adjustment of 0.10% or (y) with respect to Base Rate Loans, the Base Rate plus 5.50% per annum, plus the Term SOFR Adjustment of 0.10%. The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Term SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On December 31, 2023, the balance due was $291.8 million with a Term SOFR Rate of 5.34814% plus 6.50% per annum, plus the Term SOFR Adjustment of 0.10%.

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

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Credit Agreement covenants as of December 31, 2023. On March 7, 2024, the Loan Parties entered into the Second Amendment to the Amended 2021 Credit Agreement. The Second Amendment to the Amended 2021 Credit Agreement provides that the Loan Parties may deliver to the Administrative Agent annual, audited financial statements of the Company accompanied by a report and opinion of the Company's independent certified public accountant that is subject to a “going concern” qualification if such qualification results from an upcoming maturity date under any Indebtedness (as defined in the Amended 2021 Credit Agreement).

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for the Revolving Credit Loans, an unfunded revolver commitment for borrowing up to $40.0 million. As of December 31, 2023, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding. As of March 28, 2024, we had $15.0 million of outstanding Revolving Credit Loans. See Note 14— Commitments and contingencies to our audited consolidated financial statements.

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At December 31, 2023 and December 31, 2022, the balance due under the Convertible Debentures was $260.9 million and $244.8 million, respectively.

The Convertible Debentures mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 (the “Closing Date”), the Company increases the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payments accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Convertible Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. Non-payment of, and certain failures to comply with the covenants under, the Amended 2021 Credit Agreement also constitute events of default under the Debentures. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2023, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Net cash provided by (used in):
Operating activities	$5,026	$7,950
Investing activities	$(17,343)	$(16,189)
Financing activities	$(5,278)	$(4,981)
Effect of foreign exchange rates	$317	$(619)
Net (decrease) increase in cash	$(17,278)	$(13,839)

Cash Flows Provided By Operating Activities

Net cash provided by operating activities was $5.0 million for the year ended December 31, 2023 as compared to $8.0 million for the year ended December 31, 2022. The decrease in net cash provided is due to a $0.8 million decrease in non-cash expenses and a $10.5 million decrease in cash used for working capital partially offset by an $8.4 million improvement in net loss. The period over period decrease in non-cash expenses is primarily due to a $3.5 million decrease in depreciation and amortization, and a $1.8 million decrease in stock-based compensation partially offset by $2.6 million increase in non-cash interest, a $1.3 million increase in deferred tax expense and a $0.6 million increase in the change in fair value of the private warrants. The decrease in cash used for working capital for the period is due to a $5.9 million increase in changes to accounts payable and accrued expenses, which includes additional cash paid for interest of $9.7 million, a $1.8 million increase in changes to prepaid expenses and other assets, a $1.6 million increase in changes to accounts receivable, and a $1.2 million increase in changes to deferred revenue. Accounts Receivable and Accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $17.3 million for the year ended December 31, 2023 as compared to net cash used in investing activities of $16.2 million for the year ended December 31, 2022. The increase in cash used in investing activities is due primarily to $3.0 million for an acquisition partially offset by decreased purchases of property and equipment of $1.9 million.

Cash Flows Used In Financing Activities

For the year ended December 31, 2023, net cash used in financing activities of $5.3 million related to the payments of long-term debt of $3.0 million and finance lease obligations of $2.3 million. For the year ended December 31, 2022, net cash used in financing activities of $5.0 million related to the payments of long-term debt of $3.0 million and finance lease obligations of $2.0 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 1—Organization, business and summary of significant accounting policies to our audited consolidated financial statements for a summary of our significant accounting policies. There were no material changes during the year ended December 31, 2023. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

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

Based on the results of the annual impairment test as of October 1, 2023 and the quantitative assessment performed as of December 31, 2023, the Company concluded that the fair value of its reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Comprehensive Loss is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as certain entertainment expenses) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return, but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2023, deferred tax asset valuation allowances totaled $103.3 million, primarily related to federal and state net operating losses available to carry forward to future years and, interest expense disallowance carryovers. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our expectation that the reversal of existing taxable temporary differences will provide a source of taxable income to realize these deferred tax assets.

We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. As of December 31, 2023, unrecognized tax benefits totaled $0.5 million, related to U.S. federal and state net operating losses available to carry forward to future years. However, due to the Company’s determination that the U.S. federal and state net operating losses for the unrecognized tax benefit would likely be realized, a valuation allowance offset was recorded against the unrecognized tax benefit, resulting in no effective tax rate impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the $300 million Initial Term Loans and the $40 million Revolving Credit Loans. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at December 31, 2023 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the twelve months ended December 31, 2023 and 2022, we generated the equivalent of $49.6 million and $64.1 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately by $0.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of KLDiscovery Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLDiscovery Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tysons, Virginia

March 28, 2024

KLDiscovery Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$15,351	$32,629
Accounts receivable, net of allowance
for doubtful accounts of $3,642 and $5,403, respectively	101,257	95,727
Prepaid expenses	15,787	10,726
Other current assets	1,585	1,175
Total current assets	133,980	140,257
Property and equipment
Computer software and hardware	61,731	71,720
Leasehold improvements	26,313	25,869
Furniture, fixtures and other equipment	2,262	2,209
Accumulated depreciation	(73,045)	(79,958)
Property and equipment, net	17,261	19,840
Operating lease right of use assets, net	10,078	12,412
Intangible assets, net	39,729	46,862
Goodwill	396,283	391,114
Other assets	8,262	8,957
Total assets	$605,593	$619,442
Current liabilities
Current portion of long-term debt, net	$546,845	$3,000
Accounts payable and accrued expense	25,957	25,009
Operating lease liabilities	5,906	7,850
Current portion of contingent consideration	650	—
Deferred revenue	3,181	4,536
Total current liabilities	582,539	40,395
Long-term debt, net	—	524,529
Deferred tax liabilities	8,941	7,793
Long term operating lease liabilities	7,870	10,340
Other liabilities	2,176	2,694
Total liabilities	601,526	585,751
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 43,086,267 and 42,920,136 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	395,461	391,977
Accumulated deficit	(393,954)	(359,141)
Accumulated other comprehensive income	2,556	851
Total stockholders' equity	4,067	33,691
Total liabilities and stockholders' equity	$605,593	$619,442

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022

Revenues	$345,799	$317,432
Cost of revenues	171,912	165,454
Gross profit	173,887	151,978
Operating expenses
General and administrative	65,159	63,294
Research and development	13,133	13,486
Sales and marketing	41,165	43,570
Depreciation and amortization	20,133	19,593
Total operating expenses	139,590	139,943
Income from operations	34,297	12,035
Other (income) expense
Other (income) expense	(20)	54
Change in fair value of Private Warrants	(572)	(1,207)
Interest expense	66,743	54,650
Loss before income taxes	(31,854)	(41,462)
Income tax provision	2,959	1,712
Net loss	$(34,813)	$(43,174)
Other comprehensive income (loss), net of tax
Foreign currency translation	1,705	(6,937)
Total other comprehensive gain (loss), net of tax	1,705	(6,937)
Comprehensive loss	$(33,108)	$(50,111)
Net loss per share - basic and diluted	$(0.81)	$(1.01)
Weighted average shares outstanding - basic and diluted	43,013,825	42,709,706

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

	Common Stock Issued
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance as of December 31, 2021	42,684,549	4	$386,028	$(315,967)	$7,789	$77,854
Share-based compensation	—	—	5,282	—	—	5,282
Stock issued in exchange for vested units	106,991	—	—	—	—	—
Acquisition related contingent consideration	128,596	—	667	—	—	667
Foreign exchange translation	—	—	—	—	(6,938)	(6,938)
Net loss	—	—	—	(43,174)	—	(43,174)
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691
Share-based compensation	—	—	3,484	—	—	3,484
Stock issued in exchange for vested units	166,131	—	—	—	—	—
Foreign exchange translation	—	—	—	—	1,705	1,705
Net loss	—	—	—	(34,813)	—	(34,813)
Balance as of December 31, 2023	43,086,267	$4	$395,461	$(393,954)	$2,556	$4,067

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2023	Year ended December 31, 2022
Operating activities
Net loss	$(34,813)	$(43,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,719	31,237
Paid in kind interest	22,551	19,995
Stock-based compensation	3,365	5,137
Provision for losses on accounts receivable	3,209	3,148
Deferred income taxes	2,057	771
Change in fair value of contingent consideration	(3)	21
Change in fair value of Private Warrants	(572)	(1,207)
Changes in operating assets and liabilities:
Accounts receivable	(8,267)	(6,672)
Prepaid expenses and other assets	(5,526)	(3,458)
Accounts payable and accrued expenses	(3,299)	2,320
Deferred revenue	(1,395)	(168)
Net cash provided by operating activities	5,026	7,950
Investing activities
Acquisitions, net of cash acquired	(3,029)	—
Purchases of property and equipment	(14,314)	(16,189)
Net cash used in investing activities	(17,343)	(16,189)
Financing activities
Payments for finance lease obligations	(2,278)	(1,981)
Payment on long-term debt	(3,000)	(3,000)
Net cash used in financing activities	(5,278)	(4,981)
Effect of foreign exchange rates	317	(619)
Net decrease in cash	(17,278)	(13,839)
Cash at beginning of period	32,629	46,468
Cash at end of period	$15,351	$32,629
Supplemental disclosure:
Cash paid for interest	$44,639	$34,869
Net income taxes paid	$971	$705
Significant noncash investing and financing activities:
Contingent consideration related to acquisitions	$1,300	$-
Purchases of property and equipment in accounts payable and accrued expenses on the consolidated balance sheets	$54	$125

The accompanying notes are an integral part of these consolidated financial statements.

KLDiscovery Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization, business and summary of significant accounting policies

Organization

KLDiscovery Inc. (the “Company,” “we” or “us”) is a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals in 17 countries around the world. We provide technology solutions to help our clients solve complex data challenges. The Company’s headquarters are located in Eden Prairie, Minnesota. The Company has 26 locations in 17 countries, as well as 9 data centers and 13 data recovery labs globally.

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

Liquidity and going concern evaluation

Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required to evaluate each reporting period, including interim periods, whether there is substantial doubt regarding its ability to meet its obligations when they come due within one year from the financial statement issuance date. On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”), entered into a new secured credit agreement (the “2021 Credit Agreement”) and on March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement (as amended, the “Amended 2021 Credit Agreement”). In addition, on December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the Revolving Credit Loans”). The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. The Company has historically incurred losses and in certain years cash flows have been negative. As of December 31, 2023, the Company’s cash balance was $15.4 million and the Company’s debt balance was $546.8 million, including a balance of $260.9 million under the Convertible Debentures and a balance of $291.8 million in Initial Term Loans under the Amended 2021 Credit Agreement (no amounts were outstanding under the Delayed Draw Term Loans or Revolving Credit Loans). As of December 31, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Initial Term Loans debt of $291.8 million and the Convertible Debentures of $260.9 million are included in the current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2023. As of December 31, 2023, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations including the Initial Term Loans, at the accelerated maturity date, or the Convertible Debentures.

The Company is reviewing potential alternatives, including renegotiating the terms of the Convertible Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources for cash or additional financing. The Company's current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because these or other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, including the fair value of Private Warrants (as defined in Note 2), the determination of the incremental borrowing rate used to measure right-of-use assets and liabilities, the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the evaluation of goodwill for impairment, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock, stock based compensation equity awards and acquisition-related contingent consideration.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the year ended December 31, 2023, the Company did not have a single customer that represented more than five percent (5%) or more of their consolidated revenues or accounts receivable and, as of and for the year ended December 31, 2022 the Company had one single customer that represented approximately six percent (6%) of our consolidated revenues and one single customer that represented approximately six percent (6%) of our consolidated accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $52.6 million and $49.6 million in 2023 and 2022, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $27.0 million and 25.9 for the years ended December 31, 2023 and 2022, respectively.

As disclosed in Note 6, the Company has significant outstanding debt that comes due in 2024. While the Company is exploring various options to refinance the debt, new financings may not be available to the Company on commercially acceptable terms, or at all.

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

Accounts receivable

The Company maintains an allowance for credit losses for its financial instruments, which is primarily comprised of accounts receivable. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions and reasonable and supportable forecasts. Management’s assessment of expected credit losses includes consideration of current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition; the aging of account balances; historical credit loss experience; customer concentrations; customer credit-worthiness; and other sources of payment, among other factors.

Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that a specific receivable will not be collected and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Recoveries of trade accounts receivable previously written off are recorded when received.

Estimates of collectability are subject to significant change during times of economic weakness or uncertainty in either the overall economy or within the industries served by the Company. Management actively monitors these factors and assesses the sufficiency of its allowance for credit losses on an ongoing basis, including the potential effects of trends in end-market volatility and/or other macroeconomic factors on the credit quality of the Company’s customers and/or its financial assets, such as the current market environment of elevated interest rates and inflation.

A rollforward of the allowance for doubtful accounts is presented below (in thousands):

Balance at December 31, 2021	$9,774
Charged to/reversed from expense	3,148
Deductions (write offs)	(7,519)
Balance at December 31, 2022	$5,403
Charged to/reversed from expense	3,210
Deductions (write offs)	(4,971)
Balance at December 31, 2023	$3,642

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

Depreciation expense totaled $10.0 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 5 – Leases.

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

Capitalized software costs are reflected as part of the “Intangible assets, net” in the Company’s Consolidated Balance Sheets and totaled $20.0 million and $17.5 million, net of accumulated amortization, as of December 31, 2023 and 2022, respectively.

The Company also enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. For internal use software obtained through a hosting arrangement that is in the nature of a service contract, the Company incurs certain implementation costs such as integrating, configuring, and software customization, which are consistent with costs incurred during the application development stage for on-premise software. The Company applies the same guidance to determine costs that are eligible for capitalization. For these arrangements, the Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The Company also applies the same impairment model to both internal-use software and capitalized implementation costs in a software hosting arrangement that is in the nature of a service contract.

Capitalized implementation costs of cloud-based hosting arrangements are classified as part of Prepaid Expenses and Other Assets, totaling $1.8 million and $9.8 million, respectively, as of December 31, 2023, and $1.7 million and $7.8 million, respectively, as of December 31, 2022. Amortization of capitalized implementation costs related to hosting arrangements totaled $1.8 million and $1.7 million for the years ended December 31, 2023 and 2022.

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

Amortization expense totaled $15.9 million and $20.1 million for the years ended December 31, 2023 and 2022, respectively; $5.8 million and $10.0 million of which was classified as part of the “Cost of revenues” line in the Company’s Consolidated Statements of Comprehensive Loss.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the business acquired. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1 testing date the Company determined there is one reporting unit.

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

Based on the results of the annual impairment test as of October 1, 2023 and the quantitative assessment performed as of December 31, 2023, the Company concluded that the fair value of its reporting unit exceeded the individual reporting unit’s carrying value, and goodwill was not impaired.

The following table provides a rollforward of the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$395,759
Foreign currency translation	(4,645)
Balance at December 31, 2022	391,114
Acquisitions	4,459
Foreign currency translation	710
Balance at December 31, 2023	$396,283

Business Combinations

The Company applies ASC 805, Business Combinations, when accounting for business combinations, utilizing the acquisition method. Under the acquisition method, the assets acquired, liabilities assumed, and any noncontrolling interest are recorded at their respective fair values on the acquisition date. Goodwill is identified as the excess of the purchase price over the fair value of the net assets acquired. Management relies on significant estimates and assumptions, utilizing third-party valuations like appraisals or internal valuations based on discounted cash flow analyses or other methods, to assess the values of assets and liabilities. While these estimates and assumptions are considered reasonable and appropriate, they remain inherently uncertain and subject to change. If additional information about facts and circumstances related to the fair value of acquired assets and assumed liabilities emerges within the measurement period (not exceeding one year), the Company may adjust its estimates to account for subsequent changes to the provisional amounts recognized at the acquisition date, resulting in an offsetting adjustment to the goodwill associated with the acquired business. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. The Company expenses acquisition-related costs as they are incurred.

Consideration paid generally consists of cash and, from time to time, shares, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as

“contingent consideration” or “earn-outs.” Any contingent consideration is estimated at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.

On November 20, 2023, the Company closed the acquisition of certain assets of Cenza Technologies Private Limited ("Cenza"), a leading firm in the legal outsourcing and technology services sector. The consideration for this acquisition comprised an initial cash payment of $3.0 million, primarily allocated to goodwill, and deferred contingent consideration of $1.3 million. The contingent consideration, a two-year liability, is contingent upon Cenza meeting specific revenue targets at the end of each year. The earnout, if achieved in a given year, will be paid in the amount of $650,000 distributed at the end of the corresponding year in which the target is achieved. If the initial target is not achieved at the end of the first year, but the full target is achieved at the end of the second year, the full $1.3 million will be distributed at such time.

Debt issuance costs

Debt issuance costs are stated at cost, net of accumulated amortization, and are amortized over the term of the debt using both the straight-line and the effective yield methods. U.S. GAAP requires that the effective yield method be used to amortize debt acquisition costs; however, if the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method, the straight-line method may be used. The amortization for funded term debt is calculated according to the effective yield method and revolving and unfunded term debt is calculated according to the straight-line method. Debt issuance costs related to funded term debt is presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Debt issuance costs related to revolving and unfunded term debt is presented in the Consolidated Balance Sheets within “Other assets.” For additional information on leases, refer to Note 6 – Long Term Debt.

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

The following table summarizes revenue from contracts with customers for the years ended December 31, 2023 and 2022 (in thousands):

	2023			2022
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal technology	$266,448	$46,088	$312,536	$254,356	$28,441	$282,797
Data recovery	33,263	—	33,263	34,635	—	34,635
Total revenue	$299,711	$46,088	$345,799	$288,991	$28,441	$317,432

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

Advertising

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $3.1 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively. Advertising costs are reflected within “Sales and marketing” in the accompanying Consolidated Statements of Comprehensive Loss.

Research and development expense

Costs incurred in the research and development of the Company’s technologies primarily consist of developer salaries. Research and development expenses were $13.1 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more-likely-than-not that some portion, or all its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on the reversal of existing taxable temporary differences. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The adoption did not have a material impact on the Company's consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), and related amendments, on a modified retrospective approach, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. Upon adoption, the Company applied the guidance to all existing leases.

The new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. As the Company’s leases do not have readily determinable implicit discount rates, the Company adjusts its incremental borrowing rate to determine the present value of the lease payments. There were estimates and judgments made in determining the Company’s incremental borrowing rates based on term, country and currency, including developing a secured credit rating and spreading market yield data across maturities.

Upon adoption of the new guidance, the most significant impact was the recognition of right-of-use assets and lease liabilities relating to operating leases in the amounts of $21.2 million and $23.8 million, respectively, reported within Operating lease right-of-use assets and Long-term operating lease liabilities, respectively, with the current portion of the liability reported within current portion of operating lease liabilities, in the Company's consolidated balance sheet as of January 1, 2022. Accounting for finance leases remained substantially unchanged and continues to be reported within "Property and equipment, net" and “Other liabilities”, with the current portion of the debt reported within “Accounts payable and accrued expense”, in the Company's consolidated balance sheets. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. The Company has elected not to recognize operating right-of-use assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months. The Company elected to apply the package of transitional practical expedients under which the Company did not reassess prior conclusions about lease identification, lease classification. For additional information on leases, refer to Note 5 – Leases.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1)

understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows.

The amendments in this ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.

This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for the Company for annual periods beginning after December 15, 2025. The Company does not expect ASU 2023-09 to have a material impact on the Company’s consolidated financial statements and related disclosures.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $1.3 million at December 31, 2023. During 2022, the Company settled $0.6 million earn-out obligation by issuing 128,596 shares of common stock.

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.1 million as of December 31, 2023.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 (in thousands):

Balance at December 31, 2021	$2,486
Change in fair value of Private Warrants	(1,207)
Change in fair value of contingent consideration	21
Balance at December 31, 2022	1,300
Change in fair value of Private Warrants	(572)
Change in fair value of contingent consideration	(3)
Balance at December 31, 2023	$725

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 3 – Intangible assets

Intangible assets consist of the following (in thousands):

Description	Weighted Average Remaining Useful Life in Years	December 31, 2023	December 31, 2022

Trademark and tradenames	2.2	$20,565	$20,565
Accumulated amortization		(17,780)	(15,210)
Trademark and tradenames, net		2,785	5,355
Developed technology	3.3	96,271	87,593
Accumulated amortization		(76,166)	(69,712)
Developed technology, net		20,105	17,881
Customer relationships	5.6	95,747	95,348
Accumulated amortization		(78,908)	(71,722)
Customer relationships, net		16,839	23,626
Intangible assets, net of amortization		$39,729	$46,862

Future amortization of intangible assets is as follows (in thousands):

December 31,	Amount
2024	$12,463
2025	9,532
2026	9,315
2027	4,327
2028	2,931
Thereafter	1,161
Total	$39,729

Note 4 – Accrued expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued expenses:
Accrued interest	$532	$402
Accrued salaries	14,229	12,826
Current taxes payable	742	755
Other accrued expenses	1,301	1,191
Total	$16,804	$15,174

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 5 – Leases

The Company’s operating leases are primarily for office space expiring in various years through 2029. Certain leases contain annual rent escalation clauses. The Company’s finance leases are primarily for data centers. As part of the Company’s efforts to optimize its real estate footprint, the Company terminated leases in three locations and partially abandoned two locations in 2023.

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

The Company’s operating lease assets and liabilities are reported separately in the Consolidated Balance Sheet. The classification of the Company’s finance leases in the Consolidated Balance Sheet was as follows (in thousands):

	Consolidated Statement Balance Sheet Classification	As of December 31, 2023	As of December 31, 2022
Finance lease right of use asset, net	Property and equipment	$1,749	$1,965
Finance lease liabilities	Accounts payable and accrued expense	135	1,020
Non-current finance lease liabilities	Other liabilities	—	—

The components of lease cost were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating lease cost	Cost of Revenue	$1,591	$1,682
Operating lease cost	General and Administrative	6,455	6,460
Finance lease cost:
Amortization of right of use assets	Cost of Revenue	1,465	1,184
Amortization of right of use assets	General and Administrative	542	442
Interest on lease liabilities	Interest expense	84	142
Sublease income	Cost of Revenue	(1,865)	(1,772)
Sublease income	General and Administrative	(877)	(844)
Total lease cost		$7,395	$7,294

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$10,353	$8,104
Financing cash used for finance leases	2,278	1,981

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Maturities of lease liabilities as of December 31, 2023 were as follows:

December 31,	Finance Leases	Operating Leases
2024	$138	$7,026
2025	—	4,120
2026	—	2,462
2027	—	809
2028	—	704
Thereafter	—	269
Total undiscounted lease payments	$138	$15,390
Less: interest on lease obligations	(3)	(1,614)
Non-current	$135	$13,776

Note 6 – Long term debt

The table below summarizes the components of the Company’s long-term debt (in thousands):

	December 31,
	2023	2022
Convertible Debenture notes due 2024	260,926	244,808
2021 Credit Agreement due 2026 (1) (2)	291,750	294,750
Total debt	552,676	539,558
Less: unamortized original issue discount	(5,254)	(10,751)
Less: unamortized debt issuance costs	(577)	(1,278)
Total debt, net	546,845	527,529

Current portion of debt	552,676	3,000
Less: current portion of unamortized original issue discount	(5,254)	—
Less: current portion of unamortized debt issuance costs	(577)	—
Total current portion of debt, net	546,845	3,000
Total long-term debt, net	$—	$524,529

(1)
The 2021 Credit Agreement was amended on March 3, 2023.
(2)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. As of December 31, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Term Loan debt of $291.8 million and the Convertible Debentures of $260.9 million are included in the current portion of long-term debt.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of December 31, 2023, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Term SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On December 31, 2023, the balance due was $291.8 million with a Term SOFR Rate of 5.348140% plus the Term SOFR Adjustment of 0.10%, plus 6.50% per annum.

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

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of December 31, 2023.

Revolving Credit Loans

The 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million (the “Revolving Credit Loans”). As of December 31, 2023, there was $39.4 million available capacity for borrowing under the revolving loan commitment due to the $0.6 million of letters of credit outstanding (See Note 14 – Commitments and contingencies).

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At December 31, 2023 and December 31, 2022, the balance due under the Debentures was $260.9 million and $244.8 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. Non-payment of, and certain failures to comply with the covenants under, the Amended 2021 Credit Agreement also constitute events of default under the Debentures. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of December 31, 2023 and 2022 the Company was in compliance with all Debenture covenants.

Future principal payments, including in kind interest, are as follows (in thousands):

December 31,	Amount
2024 (1)	$568,840
2025	—
2026	—
2027	—
Thereafter	—
Total	$568,840

(1)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. As of December 31, 2023, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Term Loan debt of $291.8 million and the Convertible Debentures of $260.9 million are included in the current portion of long-term debt.

The Initial Term Loan borrowings related to the 2021 Credit Agreement were issued at an original issue discount of $6.0 million. The Convertible Debentures were issued at an original discount of $13.7 million. The original issue discount is amortized using the effective yield method over the respective term of each facility or debenture. Accretion of the original issue discount totaled $5.5 million and $4.0 million during the years ended December 31,

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

2023 and 2022, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The Company incurred Initial Term Loan closing fees related to the 2021 Credit Agreement of $1.3 million, along with Revolving Credit Loans closing fees of $0.7 million. The Initial Term Loan and Revolving Credit Loans closing fees were deferred on February 8, 2021 and are amortized over their respective terms. The Company incurred closing fees related to the Convertible Debentures of $0.9 million which were deferred on December 19, 2019 and are amortized over the term of the debentures. Amortization of debt issuance costs totaled $1 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively. Amortization is recorded as interest expense in the accompanying Consolidated Statements of Comprehensive Loss.

The future amortization of debt issuance costs and original issue discount related to the Initial Term Loans and Revolving Credit Loans under the 2021 Credit Agreement, and Convertible Debentures are as follows (in thousands):

December 31,	Amount
2023	$5,822
2024	—
2025	—
2026	—
Thereafter	—
Total	$5,822

Note 7 – Employee benefit plan

The Company’s 401(k) plan covers employees who are at least 21 years of age. Employees may elect to defer a percentage of their salary up to the maximum allowed under the Internal Revenue Service Code. The Company moved back to a safe harbor plan as of January 1, 2022 and reinstated the company matching contributions to the 401(k) plan, which had been discontinued in 2020. Company match is 100% for first 3% and 50% for next 2% of employee’s contributions. The employee contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $3.5 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

Note 8 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units, or other stock-based awards, including shares of common stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,416,007 shares in April 2023 and 2,134,227 shares in February 2022, respectively. As of December 31, 2023, 14,176,685 shares of Common Stock were reserved under the 2019 Plan, of which 2,771,329 shares of Common Stock remained available for issuance.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)

Options outstanding, December 31, 2021	5,093,682	$8.34	8.4	$—
Granted	1,135,850	6.00	—	—
Exercised	—	—	—	—
Forfeited	(273,195)	7.51	—	—
Expired	(198,558)	8.24	—	—
Options outstanding, December 31, 2022	5,757,779	$7.92	7.6	$—
Granted	997,796	1.05	—	—
Exercised	—	—	—	—
Forfeited	(35,791)	5.07	—	—
Expired	(190,692)	8.12	—	—
Options outstanding, December 31, 2023	6,529,092	$6.88	7.1	$—
Options vested and exercisable, December 31, 2023	4,503,751	$8.21	6.4	$—
Options vested and expected to vest, December 31, 2023	6,529,092	$6.88	7.1	$—

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Year Ended December 31, 2023	Year Ended December 31, 2022
Total fair value of stock options granted	$942	$2,898
Total fair value of options vested	1,835	3,306

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination. The weighted-average fair value per share of time-based vesting stock options granted by the Company was $1.05 and $2.55 during the years ended December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023, and 2022 the Company recognized $1.9 million and $3.9 million of stock-based compensation expense in connection with time-based stock options, respectively. As of December 31, 2023 and 2022, there was $1.9 million and $2.8 million of unrecognized stock-based compensation expense, respectively, related to unvested time-based stock options that is expected to be recognized over a weighted-average period of 1.53 and 1.84 years, respectively.

Stock Option Valuation

The Company used valuation models to value the time-based vesting stock options granted during 2023 and 2022. The following table summarizes the assumptions used in the valuation models to determine the fair value of awards granted to employees and non-employee directors under the 2019 Plan:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected volatility	41.26%	42.78 - 42.90%
Expected term (in years)	6.0	6.0
Dividend yield	0%	0%
Risk free interest rate	3.61%	1.0 - 1.62%

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
•
Expected term – This is the period that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2023 and 2022, the Company derived the expected life of the option based on the average midpoint between vesting and the contractual term as there is little exercise history.
•
Dividend yield – The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.
•
Risk-free interest rate – This is the U.S. Treasury rate for securities with similar terms that most closely resembles the expected life of the option.
•
Forfeiture rate - Forfeitures are included in compensation cost as they occur.

Stock-based compensation expense

Stock-based compensation expense is included in the Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$917	$1,640
General and administrative	1,727	2,088
Research and development	373	584
Sales and marketing	348	824
Total	$3,365	$5,136

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

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

Performance based restricted stock units

During 2023 and 2022, the Company granted 369,056 and 463,000 performance based RSUs to certain employees, respectively, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions and are not subject to any liquidity event vesting condition. In the event that the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and incurred $0.9 million and $0.7 million of stock-based compensation expense for the years-ended December 31, 2023 and 2022, respectively, for the performance based RSUs.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

During the year ended December 31, 2023, the Company’s Board of Directors approved the vesting of 73,726 performance-based RSUs previously granted to certain employees. The shares issued upon the vesting of the RSUs were distributed to the employees during the second quarter.

Time-based restricted stock units

During the years ended December 31, 2023 and 2022, the Company granted to certain non-employee directors 338,349 and 100,000 stock awards, respectively. These stock awards were issued to non-employee directors in satisfaction of their annual retainer payments and vest over a one-year or three-year period. Accordingly, the Company recognized the grant-date fair value of the restricted stock units of $0.7 million as stock-based compensation expense for each of the years ended years ended December 31, 2023 and 2022, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Outstanding at December 31, 2022	1,876,669
Granted	792,000
Vested	(190,059)
Forfeited	(49,321)
Expired	—
Outstanding at December 31, 2023	2,429,289

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 9 – Equity

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.0001 par value per share and 1,000,000 shares of preferred stock, $0.0001 par value per share. Each holder of Common Stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. The holders of the Common Stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Company’s Board of Directors may from time to time determine. In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company shall be distributed ratably among the holders of the then outstanding common stock.

During 2022, the Company settled earn-out obligations by issuing 128,596 shares of common stock.

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

Shares Subject to Forfeiture

On the Closing Date, in connection with the consummation of the Business Combination, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC are subject to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in our financial statements and continue to be subject to the additional lockup as of December 31, 2023.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 10 – Loss per share

Basic loss per common share is calculated by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period. Due to the Company’s net loss for the years ended December 31, 2023 and 2022, all potential common stock equivalents were anti-dilutive.

The following table summarizes basic and diluted loss per share for the years ended December 31, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Basic and diluted loss per share:
Net loss	$(34,813)	$(43,174)
Weighted average common shares outstanding - basic	43,013,825	42,709,706
Dilutive effect of potentially issuable shares	—	—
Weighted average common shares outstanding - diluted	43,013,825	42,709,706
Basic loss per share	$(0.81)	$(1.01)
Dilutive effect of potentially issuable shares	—	—
Diluted loss per share	$(0.81)	$(1.01)
Common share equivalents excluded due to anti-dilutive effect	55,046,280	52,784,891

Note 11 – Foreign currency

The Company had immaterial foreign currency losses that are reflected in “Other expense” on the Company’s Consolidated Statements of Comprehensive Loss for years December 31, 2023 and 2022. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party receivables and payables.

Note 12 – Income taxes

The components of income tax expense for the years ended December 31, 2023 and 2022 are presented below (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current
Federal	$—	$—
State	70	56
Foreign	832	885
Deferred
Federal	307	370
State	999	697
Foreign	751	(296)
Total income tax provision	$2,959	$1,712

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

The actual income tax expense amounts for the years ended December 31, 2023 and 2022 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 21% for 2023 and 2022 to the amounts of loss before income taxes as presented below (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Pre-tax book loss	$(31,854)	$(41,462)

Tax at Federal statutory rate of 21%	(6,690)	(8,707)
State taxes	1,069	754
Taxes on Foreign Earnings	709	1,162
Foreign rate differential	(1,227)	(635)
Unrecognized tax benefit	(283)	—
Other adjustments	252	805
Valuation allowance	9,129	8,333
Total income tax provision (benefit)	$2,959	$1,712

The domestic and foreign components of loss before income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Domestic	$(35,259)	$(40,326)
Foreign	3,405	(1,136)
Total	$(31,854)	$(41,462)

The tax effects of temporary differences at December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022

Net operating losses and other carryforwards	$38,603	$42,084
Interest expense carryforward	69,762	53,204
Property and equipment	4,302	3,884
Lease liability	2,599	3,409
Accrued expenses	919	720
Payroll tax deferral	—	—
Allowance for doubtful accounts	827	1,307
Stock-based compensation	3,288	2,786
Other	332	491
Deferred tax asset	120,632	107,885
Valuation allowance	(103,291)	(91,866)
Total deferred tax assets, net of valuation allowance	17,341	16,019

Right of Use Asset	(1,793)	(2,029)
Intangible assets	(24,068)	(20,419)
Prepaid expenses	(21)	(21)
Other	(400)	(474)
Deferred tax liability	(26,282)	(22,943)
Net deferred tax liability	$(8,941)	$(6,924)

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2023 and 2022, the Company had tax effected U.S. federal net operating loss carryforwards of approximately $29.2 million and $31.5 million, respectively, of which $0.5 million begin to expire in 2027, approximately $20.2 million begin to expire between 2028 and 2036, and $8.5 million have no expiration. At December 31, 2023 and 2022, the Company had tax effected state net operating loss carryforwards of approximately $7.0 million and $7.4 million, respectively. The majority of the state tax losses will not begin expiring until 2035 or later.

The tax effected foreign net operating loss at December 31, 2023 and 2022 is approximately $2.4 million and $3.0 million, respectively, the majority of which has an unlimited carryforward period.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2020. The Company is also subject to examination in various foreign jurisdictions. In material foreign jurisdictions, the statute of limitations ranges one – four years from the filing of a tax return.

Valuation Allowance

As of December 31, 2023 and 2022, the Company had a valuation allowance of $103.3 million and $91.9 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2023 is primarily related to operating losses incurred during the year and the limitation on deductibility of interest expense. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized; the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations. The U.S. federal and foreign changes to valuation allowance of approximately $9.1 million is presented in the effective tax rate reconciliation as part of the valuation allowance. The U.S. state changes to valuation allowance of approximately $3.2 million is presented as part of the state taxes in the effective tax rate reconciliation. As of December 31, 2023, there is approximately $0.1 million of valuation allowance movement that is attributable to translation adjustment and $1.0 million of valuation allowance included in the effective tax rate reconciliation as part of the other adjustments.

A summary of the deferred tax asset valuation allowance is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning Balance	$91,866	$80,449
Additions	12,302	11,425
Reductions	(877)	(8)
Ending Balance	$103,291	$91,866

Uncertain Tax Positions

As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits was $0.5 million and $1.0 million, respectively, that would favorably impact the Company’s effective income tax rate if realized. However, due to the Company’s determination that the deferred tax asset would not more-likely-than-not be realized, a full valuation allowance would be recorded if the unrecognized tax benefits were realized. The Company’s uncertain income tax position liability has been recorded to deferred income taxes to offset the tax attribute carryforward amounts. There was no change to the uncertain tax position liability during the year.

KLDiscovery Inc.

Notes to Consolidated Financial Statements — Continued

Note 13 – Severance and retention

2023 Severance and retention expense reflects cost incurred in ordinary course of business. 2022 Severance and retention expense primarily reflects cost in connection with the Company’s continued integration and realignment efforts following the 2016 acquisition of Kroll Ontrack, LLC which resulted in a 2022 reduction in workforce of 57 employees. The Company recorded severance and retention expense of $0.6 million and $2.9 million during the years ended December 31, 2023 and 2022, respectively, comprised of employee severance and other employee-related costs. Severance and retention expense are included in the Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Costs of revenues	$137	$884
General and administrative	20	55
Sales and marketing	406	1,643
Research and development	14	270
Total	$577	$2,852

The activity and balance of severance-related liabilities, which are recorded within Accounts payable and accrued expense in our Consolidated Balance Sheet are as follows (in thousands):

Balance at December 31, 2021	$443
Payments	(1,569)
Expense	2,852
Balance at December 31, 2022	$1,726
Payments	(1,557)
Expense	577
Balance at December 31, 2023	$746

Note 14 – Commitments and contingencies

The Company is involved in various legal proceedings, which may arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of December 31, 2023. The Company has two letters of credit totaling $0.6 million as additional security for lease guarantees related to leased properties.

Note 15 – Related parties

As of December 31, 2023, $130.5 million including paid-in kind interest of the Company’s Debentures are owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the years ended December 31, 2023 and December 31, 2022, the Company recognized $14.7 million and $13.8 million in interest expense, respectively related to the Debentures owned by the MGG Investment Group.

Note 16 – Subsequent events

The Company has evaluated subsequent events through March 28, 2024, the date on which these financial statements were issued. Based upon this evaluation, it was determined that the following subsequent events occurred that require recognition or disclosure in the financial statements. On March 8, 2024, the Loan Parties entered into the Second Amendment to the Amended 2021 Credit Agreement. The Second Amendment to the Amended 2021 Credit Agreement provides that the Loan Parties may deliver to the Administrative Agent annual, audited financial statements of the Company accompanied by a report and opinion of the Company's independent certified public accountant that is subject to a “going concern” qualification if such qualification results from an upcoming maturity date under any Indebtedness (as defined in the Amended 2021 Credit Agreement).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at December 31, 2023.

As permitted by guidelines established by the SEC for newly acquired businesses, we excluded Cenza, a business we acquired on November 20, 2023 (the “Excluded Acquisition”), from the scope of our annual report on internal control over financial reporting for the year ended December 31, 2023. The Excluded Acquisition comprised approximately 1% of our consolidated total assets as of December 31, 2023, and less than 1% of our consolidated revenues for the year then ended. We are in the process of integrating this business into our overall internal control over financial reporting and plan to include it in our scope for the year ended December 31, 2024.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference from the information contained in our 2024 Proxy Statement to be filed with the SEC, on or before May 1, 2024, in connection with the solicitation of proxies for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) under the sections entitled “Proposal 1: Election of Directors,” “Corporate Governance and Board Matters,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “2023 Director Compensation.” Information concerning compliance with Section 16(a) of the Exchange Act, as applicable, will appear under the caption “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the sections entitled “2023 Executive Compensation” and “2023 Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

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
10.9

Stockholders’ Agreement, dated December 19, 2019, by and among Pivotal Acquisition Corp., affiliates of Carlyle Equity Opportunity GP, L.P. and Revolution Growth III, LP and certain other signatories thereto (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed December 26, 2019)

10.10

Amendment to Stockholders’ Agreement, dated March 23, 2020, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE I AIV, LP, a partnership, and Revolution Growth III, LP, and certain other signatories thereto (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K, filed March 18, 2021)

10.11

Second Amendment to Stockholders’ Agreement, dated February 2, 2021, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and CEOF II DE I AIV, LP, a partnership, and Revolution Growth III, LP, and certain other signatories thereto (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K, filed March 18, 2021)

10.12†

KLDiscovery Inc. Non-Employee Director Compensation Program (as amended and restated effective as of June 15, 2021) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 12, 2021)

10.13†

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.14†

Amendment to Executive Severance Agreement, dated December 22, 2022, by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed March 16, 2023)

10.15†

Executive Severance and Novation Agreement dated June 17, 2020 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 13, 2020)

10.16†

Amendment to Executive Severance Agreement, dated December 22, 2022, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed March 16, 2023)

10.17†

Executive Severance and Novation Agreement, dated September 30, 2020, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.18†

Amendment to Executive Severance Agreement, dated December 22, 2022, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed March 16, 2023)

10.19†#

Kroll Discovery 2018 Legal Technology Sales Commission Plan, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.20†#

KLDiscovery (January-December 2018) Sales Commission Plan Sales Performance Addendum, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.21†#

KLDiscovery 2020 Americas Legal Technology Sales Commission Plan, by and between KLDiscovery, Inc. and Krystina Jones (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.22†#

KLDiscovery 2020 Sales Commission Plan Sales Performance Addendum, by and between KLDiscovery, Inc. and Krystina Jones (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed November 12, 2020)

10.23†#

KLDiscovery 2020 Sales Commission Plan Sales Performance Second Addendum dated as of October 25, 2021 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed March 17, 2022)

10.24†#

KLDiscovery 2023 Sales Commission Plan dated as of November 1, 2022 by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed March 16, 2023)

10.25#

Software License Agreement dated as of June 1, 2023 by and between KLDiscovery Ontrack, LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 10, 2023)

10.26*#	Master Terms and Conditions for Software License Agreement dated June 1, 2023 by and between KLDiscovery Ontrack, LLC and Relativity ODA LLC
10.27*#	Software License Agreement dated December 20, 2023 by and between KLDiscovery Ontrack, LLC and Relativity ODA LLC
10.28*#	Software License Agreement dated as of January 1, 2024 by and between KLDiscovery Ontrack, LLC and Relativity ODA LLC
10.29

First Amendment to Credit Agreement, dated as of March 3, 2023, by and among KLDiscovery Holdings, Inc. (f/k/a LD Lower Holdings Inc.), LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, Ally Bank as a lender and L/C Issuer, and Wilmington Trust National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed March 16, 2023)

10.30*

Second Amendment to Credit Agreement, dated as of March 8, 2024, by and among KLDiscovery Holdings, Inc. (f/k/a LD Lower Holdings Inc.), LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, Ally Bank as a lender and L/C Issuer, and Wilmington Trust National Association, as administrative agent and collateral agent

10.31†	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Christopher Weiler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.32†	Pay Change Letter, dated June 15 2021, by and between KLDiscovery Inc. and Dawn Wilson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.33†	Pay Change Letter, dated June 15, 2021, by and between KLDiscovery Inc. and Krystina Jones (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 12, 2021)
10.34*†	Independent Director Agreement, dated March 5, 2024, by and between KLDiscovery, Inc. and Jill Frizzley
10.35*†	Independent Director Agreement, dated March 14, 2024, by and between KLDiscovery, Inc. and Neal P. Goldman
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Submitted electronically herewith.

# Certain information contained in this agreement has been omitted in reliance on Item 601(b)(10)(iv) because the omitted material is both (1) private or confidential and (2) not material.

† Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2024.

KLDiscovery Inc.

By:	/s/ Christopher J. Weiler
Christopher J. Weiler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher J. Weiler	Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Christopher J. Weiler

/s/ Dawn Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
Dawn Wilson

/s/ Lawrence Prior III	Chair of the Board	March 28, 2024
Lawrence Prior III

/s/ Ian Fujiyama	Director	March 28, 2024
Ian Fujiyama

/s/ Jill Frizzley	Director	March 28, 2024
Jill Frizzley

/s/ Kevin Griffin	Director	March 28, 2024
Kevin Griffin

/s/ Neal P. Goldman	Director	March 28, 2024
Neal P. Goldman

/s/ Evan Morgan	Director	March 28, 2024
Evan Morgan

/s/ Arjun Shah	Director	March 28, 2024
Arjun Shah

/s/ Lauren Tanenbaum	Director	March 28, 2024
Lauren Tanenbaum

/s/ Richard Williams	Director	March 28, 2024
Richard Williams