Form 10-Q
period 2024-03-31
KLDiscovery Inc.
filed 2024-05-09
CIK 1752474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024 there were 43,086,267 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Current assets
Cash and cash equivalents	$18,361	$15,351
Accounts receivable, net of allowance
for credit losses of $3,031 and $3,642, respectively	106,279	101,257
Prepaid expenses	18,866	15,787
Other current assets	1,806	1,585
Total current assets	145,312	133,980
Property and equipment
Computer software and hardware	61,762	61,731
Leasehold improvements	26,424	26,313
Furniture, fixtures and other equipment	2,162	2,262
Accumulated depreciation	(75,049)	(73,045)
Property and equipment, net	15,299	17,261
Operating lease right of use assets, net	9,045	10,078
Intangible assets, net	39,152	39,729
Goodwill	394,559	396,283
Other assets	7,539	8,262
Total assets	$610,906	$605,593
Current liabilities
Current portion of long-term debt, net	$565,691	$546,845
Accounts payable and accrued expense	31,944	25,957
Operating lease liabilities	5,416	5,906
Current portion of contingent consideration	650	650
Deferred revenue	3,094	3,181
Total current liabilities	606,795	582,539
Deferred tax liabilities	9,218	8,941
Long term operating lease liabilities	6,713	7,870
Other liabilities	2,123	2,176
Total liabilities	624,849	601,526
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 43,086,267 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	396,242	395,461
Accumulated deficit	(410,833)	(393,954)
Accumulated other comprehensive income	644	2,556
Total stockholders' equity	(13,943)	4,067
Total liabilities and stockholders' equity	$610,906	$605,593

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues	$80,172	$90,659
Cost of revenues	42,068	43,587
Gross profit	38,104	47,072
Operating expenses
General and administrative	18,147	17,301
Research and development	3,356	3,200
Sales and marketing	11,268	10,391
Depreciation and amortization	4,376	4,813
Total operating expenses	37,147	35,705
Income from operations	957	11,367
Other expenses
Change in fair value of Private Warrants	32	(191)
Interest expense	17,508	15,771
Loss before income taxes	(16,583)	(4,213)
Income tax provision	296	295
Net loss	$(16,879)	$(4,508)
Other comprehensive (loss) income, net of tax
Foreign currency translation	(1,912)	825
Total other comprehensive (loss) income, net of tax	(1,912)	825
Comprehensive loss	$(18,791)	$(3,683)
Net loss per share - basic and diluted	$(0.39)	$(0.11)
Weighted average shares outstanding - basic and diluted	43,086,267	42,920,321

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2023	43,086,267	$4	$395,461	$(393,954)	$2,556	$4,067
Share-based compensation	—	—	781	—	—	781
Stock issued in exchange for vested units	—	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(1,912)	(1,912)
Net loss	—	—	—	(16,879)	—	(16,879)
Balance as of March 31, 2024	43,086,267	$4	$396,242	$(410,833)	$644	$(13,943)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691
Share-based compensation	—	—	877	—	—	877
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	825	825
Net loss	—	—	—	(4,508)	—	(4,508)
Balance as of March 31, 2023	42,936,803	$4	$392,854	$(363,649)	$1,676	$30,885

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating activities
Net loss	$(16,879)	$(4,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,454	6,610
Paid in kind interest	6,184	5,156
Stock-based compensation	747	833
Provision for losses on accounts receivable	1,110	797
Deferred income taxes	279	118
Change in fair value of Private Warrants	32	(191)
Changes in operating assets and liabilities:
Accounts receivable	(6,326)	(7,186)
Prepaid expenses and other assets	(2,179)	(7,018)
Accounts payable and accrued expenses	2,743	3,318
Deferred revenue	(66)	(975)
Net cash used in operating activities	(7,901)	(3,046)
Investing activities
Purchases of property and equipment	(3,011)	(2,072)
Net cash used in investing activities	(3,011)	(2,072)
Financing activities
Revolving credit facility draws	15,000	—
Payments for capital lease obligations	—	(533)
Payments on long-term debt	(750)	(750)
Net cash provided by (used in) financing activities	14,250	(1,283)
Effect of foreign exchange rates	(328)	117
Net increase (decrease) in cash	3,010	(6,284)
Cash at beginning of period	15,351	32,629
Cash at end of period	$18,361	$26,345
Supplemental disclosure:
Cash paid for interest	$11,352	$10,842
Net income taxes paid	$690	$263
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$276	$751

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2024 and 2023

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

Principles of consolidation

The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of KLDiscovery and all its subsidiaries. All significant intercompany accounts and transactions were eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial and risk factor information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we previously filed with the Securities and Exchange Commission (the “SEC”).

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

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”), entered into a new secured credit agreement (the “2021 Credit Agreement”) and on March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement. On March 8, 2024, the Loan Parties entered into the Second Amendment to the Amended 2021 Credit Agreement (as amended, the “Amended 2021 Credit Agreement”) which provides that the Loan Parties may deliver to the administrative agent annual, audited financial statements of the Company accompanied by a report and opinion of the Company's independent certified public accountant that is subject to a “going concern” qualification if such qualification results from an upcoming maturity date under any Indebtedness (as defined in the Amended 2021 Credit Agreement). In addition, on December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”).

The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million (the “Initial Term Loans”), (ii) delayed draw term loans in an aggregate principal amount of $50 million (the “Delayed Draw Term Loans”), and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million (the "Revolving Credit Loans”). The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023 and are no longer available under the Amended 2021 Credit Agreement.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024.

The Company has historically incurred losses and in certain years cash flows have been negative. As of March 31, 2024, the Company’s cash balance was $18.4 million and the Company’s debt balance was $569.6 million, including a balance of $263.6 million under the Convertible Debentures, a balance of $291.0 million in Initial Term Loans under the Amended 2021 Credit Agreement and a balance of $15.0 million in Revolving Credit Loans. As of March 31, 2024, the Company does not have the cash on hand, nor does it expect to generate sufficient liquidity from future cash flows, to repay the Convertible Debentures by June 19, 2024 and as such, the Initial Term Loans debt of $291.0 million, the Convertible Debentures debt of $263.6 million and the Revolving Credit Loans debt of $15.0 million are included in the current portion of long-term debt in the Condensed Consolidated

Balance Sheet at March 31, 2024. As of March 31, 2024, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations at their respective maturity dates.

The Company is reviewing potential alternatives, including renegotiating the terms of the Convertible Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources for cash or additional financing. The Company's current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Significant estimates include, but are not limited to, the allowance for doubtful accounts, determining the fair values of assets acquired and liabilities assumed, including the fair value of Private Warrants (as defined in Note 2), the determination of the incremental borrowing rate used to measure right-of-use assets and liabilities, the recoverability and useful lives of property and equipment, intangible assets, and other long-lived assets, the evaluation of goodwill for impairment, the valuation and realization of deferred income taxes, the fair value of the Company’s common stock, stock based compensation equity awards and acquisition related contingent consideration.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three months ended March 31, 2024 and 2023, the Company did not have any single customer that represented five percent (5%) or more of its consolidated revenues or seven percent (7%) of its accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $12.9 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $26.4 million and $27.0 million as of March 31, 2024 and December 31, 2023, respectively.

As disclosed in Note 4, the Company has significant outstanding debt that comes due in 2024. While the Company is exploring various options to refinance the debt, new financings may not be available to the Company on commercially acceptable terms, or at all.

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

Accounts receivable and allowance for credit losses

The Company’s accounts receivable are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The measurement and recognition of credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions and reasonable and supportable forecasts. Management’s assessment of expected credit losses includes consideration of current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition; the aging of account balances; historical credit loss experience; customer concentrations; customer credit-worthiness; and other sources of payment, among other factors. Expected credit losses are recorded as "General and administrative" expenses in the Condensed Consolidated Statements of Comprehensive Loss.

A rollforward of the allowance for credit losses is presented below (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance	$3,642	$5,403
Provision for credit losses	1,110	797
Write-offs, net of recoveries (1)	(1,721)	(1,953)
Ending balance	3,031	4,247

_______________________

(1)
Recoveries were not material for the periods presented. As such, the Company presented write-offs, net of recoveries.

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

Depreciation expense totaled $2.7 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 3 – Leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $20.0 million and $18.1 million, net of accumulated amortization, as of March 31, 2024 and December 31, 2023, respectively.

The Company also enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. For internal use software obtained through a hosting arrangement that is in the nature of a service contract, the Company incurs certain implementation costs such as integrating, configuring, and software customization, which are consistent with costs incurred during the application development stage for on-premise software. The Company applies the same guidance to determine costs that are eligible for capitalization. For these arrangements, the Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The Company also applies the same impairment model to both internal-use software and capitalized implementation costs in a software hosting arrangement that is in the nature of a service contract. Capitalized implementation costs of cloud-based hosting arrangements are classified as part of Prepaid Expenses and Other Assets, totaling $2.5 million and $4.9 million net of accumulated amortization, respectively, as of March 31, 2024, and $1.8 million and $5.5 million net of accumulated amortization, respectively, as of December 31, 2023. Amortization of capitalized implementation costs related to hosting arrangements totaled $0.5 million for the periods ended March 31, 2024 and 2023.

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

Amortization expense totaled $3.3 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively; $1.6 million and $1.4 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquired businesses. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As of the October 1, 2023 testing date, the Company determined there is one reporting unit.

Management concluded that there was no impairment of goodwill and intangible assets during the three months ended March 31, 2024. Our goodwill balance is subject to change due to fluctuations in foreign exchange rates.

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

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2024 and 2023 (in thousands):

	2024 Q1			2023 Q1
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$58,152	$14,834	$72,986	$73,834	$8,172	$82,006
Data Recovery	7,186	—	7,186	8,653	—	8,653
Total revenue	$65,338	$14,834	$80,172	$82,487	$8,172	$90,659

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

Accounting standards not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This ASU requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), to enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for the Company for annual periods beginning after December 15, 2025. The Company does not expect ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $1.3 million at each of March 31, 2024 and December 31, 2023, and is classified as Current portion of contingent consideration and as part of long term "Other liabilities" in the condensed Consolidated Balance Sheets.

The significant unobservable inputs used in the fair value measurements of the Company’s contingent purchase consideration include its estimates of the future profitability and related cash flows of the acquired business or assets, adjusted by appropriate discount rates. Significant increases (decreases) in any of these individual inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is indirectly proportional to the fair value of contingent purchase consideration and a change in the assumptions used for the future cash flows is directly proportional to the fair value of contingent purchase consideration. The Company, using additional information as it becomes available, reassesses the fair value of the contingent purchase consideration on a quarterly basis.

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.1 million at each March 31, 2024 and December 31, 2023, respectively.

Management estimates the carrying amount of the Company’s long-term debt approximates its fair value because the interest rates on these instruments are subject to changes in market interest rates or are consistent with prevailing interest rates.

Note 3 – Leases

The Company’s operating leases are primarily for data centers, office space and certain equipment, expiring in various years through 2029. Certain leases contain annual rent escalation clauses.

Maturities of lease liabilities as of March 31, 2024 were as follows:

Operating Leases
Remainder of 2024	$5,179
2025	4,107
2026	2,453
2027	802
2028	702
Thereafter	269
Total undiscounted lease payments	$13,512
Less: Interest	(1,383)
Present value of lease liabilities	$12,129

Note 4 – Long term debt

The following table summarizes the components of the Company’s long-term debt (in thousands):

	March 31, 2024	December 31, 2023
Convertible Debenture notes due 2024	263,564	260,926
Amended 2021 Credit Agreement due 2026 (1)	291,000	291,750
Revolving Credit Loans	15,000	-
Total debt	569,564	552,676
Less: unamortized original issue discount	(3,530)	(5,254)
Less: unamortized debt issuance costs	(343)	(577)
Total debt, net	565,691	546,845
Current portion of debt, net	565,691	546,845

_______________________

(1)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the December 19, 2024 maturity date thereof, in which case the Amended 2021 Credit Agreement matures on June 19, 2024. As of March 31, 2024, the Company does not anticipate repaying the Convertible Debentures by June 19, 2024 and as such, the Term Loan debt of $291.0 million, the Convertible Debentures debt of $263.6 million and the Revolving Credit Loans debt of $15.0 million are included in the current portion of long-term debt.

Amended 2021 Credit Agreement

On February 8, 2021, the Loan Parties, entered into the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the previously outstanding 2016 Credit Agreement.

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

On March 8, 2024, the Loan Parties entered into the Second Amendment to the 2021 Credit Agreement, which provides that the Loan Parties may deliver to the administrative agent annual, audited financial statements of the Company accompanied by a report and opinion of the Company's independent certified public accountant that is subject to a “going concern” qualification if such qualification results from an upcoming maturity date under any Indebtedness (as defined in the Amended 2021 Credit Agreement).

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of March 31, 2024, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. On March 31, 2024, the balance due under the Revolving Credit Loans was $15.0 million with an interest rate of 9.42152%. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On March 31, 2024, the balance due under the Initial Term Loans was $291.0 million with an interest rate of 5.30942% plus an Adjusted Term SOFR Rate of 6.60%.

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

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of March 31, 2024.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of March 31, 2024, there was $24.4 million available capacity for borrowing under the Revolving Credit Loans due to a $15.0 million outstanding balance and $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At March 31, 2024 and December 31, 2023, the balance due under the Convertible Debentures was $263.6 million and $260.9 million, respectively.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the

Debentures to be due and payable immediately. As of March 31, 2024, the Company was in compliance with all Debenture covenants.

Note 5 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units ("RSUs"), or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,416,007 shares and 2,154,313 shares in April 2023 and April 2024, respectively. As of March 31, 2024, 14,176,685 shares of Common Stock were reserved under the 2019 Plan, of which 2,771,329 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Options outstanding, December 31, 2023	6,529,092	$6.88	6.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(63,032)	8.20	—	—
Options outstanding, March 31, 2024	6,466,060	$6.86	6.9	$—
Options vested and exercisable, March 31, 2024	5,097,383	$8.05	6.4	$—
Options vested and expected to vest, March 31, 2024	6,466,060	$6.86	6.9	$—

_______________________________

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total fair value of options vested	1,440	1,465

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination of employment. No time-based vesting stock options were granted by the Company during the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, the Company recognized $0.7 million and $0.8 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of March 31, 2024 and 2023, there was $1.4 million and $2.4 million of unrecognized stock-based compensation expense, respectively, related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of 4.1 and 1.7 years, respectively.

Stock Option Valuation

The Company uses valuation models to value both time and performance-based vesting stock options. The Company did not grant any time or performance-based vesting stock options during the three months ended March 31, 2024 and 2023, respectively.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost of revenues	$196	$227
General and administrative	388	443
Research and development	87	76
Sales and marketing	76	87
Total	$747	$833

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

Performance based restricted stock units

During 2023 and 2022, the Company granted 369,056 and 463,000 performance based RSUs, respectively, to certain employees, 50% of which vest based on the achievement of annual consolidated revenue targets and 50% of which vest based on the achievement of certain annual Nebula revenue targets. These units will vest over three annual installments based on the achievement of the annual consolidated revenue and Nebula revenue performance conditions and are not subject to any liquidity event vesting condition. In the event that the performance conditions are not met in the first or second year, all units granted will vest in the third year if the cumulative performance conditions are met at that time. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and incurred $0.4 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, related to the performance-based RSUs granted in 2023 and 2022.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

Time-based restricted stock units

The Company grants certain non-employee directors time-based RSUs in satisfaction of their annual retainer payments. These RSUs vest over a one-year or three-year period. During the three months ended March 31, 2024, the Company did not grant any time-based RSUs to its non-employee directors. During the three months ended March 31, 2023, the Company granted 151,515 time-based RSUs to its non-employee directors. During the three months ended March 31, 2024 and 2023, the Company recognized the grant-date fair value of the RSUs granted to non-employee directors of $0.2 million and $0.2 million as stock-based compensation expense, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Outstanding at December 31, 2023	2,429,289
Granted	—
Vested - non-employee director awards	(50,505)
Forfeited	(1,737)
Expired	—
Outstanding at March 31, 2024	2,377,047

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

There were no stock issuances during the three months ended March 31, 2024 and 2023, respectively, other than pursuant to stock option exercises and vesting of non-employee director RSUs.

Warrants

On the Closing Date, in connection with the consummation of the Business Combination, the Company assumed (i) 23,000,000 warrants (the “Public Warrants”) to purchase shares of Common Stock and (ii) 6,350,000 Private Warrants (together with the Public Warrants, the “Warrants”). The Public Warrants qualify for equity accounting as these warrants do not fall within the scope of ASC 480, Distinguishing Liabilities from Equity.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of March 31, 2024.

Note 7 – Income taxes

A valuation allowance has been established against the Company’s net U.S. federal and state deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax provision is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.3 million and $0.3 million, respectively, resulting in an effective tax rate of (1.8)% and (7.1)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets.

Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective rate for the full fiscal year to the year-to-date ordinary income or loss, excluding unusual or infrequently occurring discrete items. For the quarter ending March 31, 2024, the Company determined that the year-to-date actual effective tax rate represented the best estimate due to the challenges in forecasting nonrecurring costs and other items related to the renegotiation of the term of the Convertible Debentures and Amended 2021 Credit Agreement.

Note 8 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of March 31, 2024.

The Company has two letters of credit totaling $0.6 million as of March 31, 2024 as additional security for lease guarantees related to leased properties.

Note 9 – Related parties

As of March 31, 2024, $131.8 million including paid-in kind interest of the Company's Debentures was owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended March 31, 2024 and 2023, the Company recognized $3.8 million and $3.6 million in interest expense, respectively, related to the Debentures owned by affiliates of the MGG Investment Group.

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
•
entry into definitive agreements with respect to and closing of a transaction in respect of the agreement in principle described below with our principal debenture holders and principal term loan lender;
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
•
political unrest, international hostilities, military actions, including, without limitation, the wars in Ukraine and the Middle East, terrorist or cyber-terrorist activities and other geopolitical events; an
•
other risks and uncertainties indicated in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q and in any document incorporated by reference are based on current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Key factors affecting our performance

Our operating results, financial performance and future growth will depend on a variety of factors, including, among others, maintaining our history of product innovation, increasing adoption of Nebula, maintaining and growing our client base while driving greater penetration, growth in the number of our matters, particularly large matters and establishing our partner channel for Nebula. Some of the more important factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 28, 2023 (our “Annual Report”), as supplemented by the additional discussion below.

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

We define Legal Technology clients as each primary law firm and corporation to which we provided services in a litigation matter that we billed during the past two years. We define Nebula clients, each of which is included in the number of Legal Technology clients, as the total number of primary law firm, corporation, insurance company and service provider clients to which we provided legal technology solutions for a matter for which we delivered services using Nebula solution during the two years prior to the applicable date.

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	March 31,
	2024	2023
Legal Technology clients	6,204	6,091
Nebula clients	1,685	1,718

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	March 31,
	2024	2023
Legal Technology matters	8,283	8,078
Nebula matters	1,320	1,231

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. For the three months ended March 31, 2024 and 2023, 45% and 48% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 71% and 78% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended March 31,
	2024	2023
Legal Technology net revenue retention	98%	95%

For the three months ended March 31, 2024 and 2023, our Legal Technology revenue was $73.0 million and $82.0 million, respectively, and our data recovery revenue was $7.2 million and $8.7 million, respectively.

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

For the three months ended March 31, 2024 and 2023, our Legal Technology revenue was $73.0 million and $82.0 million, respectively, and our data recovery revenue was $7.2 million and $8.7 million, respectively. For the three months ended March 31, 2024 and 2023, Legal Technology revenue from our technology solutions other than Nebula was $58.2 million and $73.8 million respectively, and revenue from Nebula was $14.8 million and $8.2 million, respectively, which includes $5.7 million and $0, respectively, for Nebula processing services within Nebula for non-Nebula hosted engagements.

We currently expect Nebula revenue will continue to accelerate, with Nebula growing as a larger percentage of the mix of total revenue over time.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. Research and development expense is expected to increase in 2024 reflecting a full year of 2023 hiring activity and 2024 salary increases and increases in benefits. We intend to continue to invest in research and development to further develop our proprietary technology and support further penetration and adoption of our offerings, including our end-to-end Nebula platform. We expect research and development expense to remain fairly consistent as a percentage of revenue in 2024 and thereafter. We expect sales and marketing expense to slightly increase in 2024 as we are hiring more sales personnel and are increasing marketing. Sales and marketing expense is expected to remain fairly consistent as a percentage of revenue given projected increases in revenue in the next year and thereafter. We also expect general and administrative expense to increase in 2024 as compared to 2023 reflecting a full year of 2023 additions to personnel, salary increases and increases in benefits. General and administrative expense as a percentage of revenue is expected to decline over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2024 compared with the three months ended March 31, 2023

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended March 31,
(in millions)	2024	2023

Revenues	$80.2	$90.7
Cost of revenues	42.1	43.6
Gross profit	38.1	47.1
Operating expenses	37.1	35.7
Income from operations	1.0	11.4
Interest expense	17.5	15.8
Change in fair value of Private Warrants	—	(0.2)
Loss before income taxes	(16.6)	(4.2)
Income tax provision	0.3	0.3
Net loss	(16.9)	(4.5)
Total other comprehensive (loss) income, net of tax	(1.9)	0.8
Comprehensive loss	(18.8)	(3.7)

Adjusted EBITDA

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net Loss	$(16.9)	$(4.5)
Interest expense	17.5	15.8
Income tax provision	0.3	0.3
Depreciation and amortization expense	6.5	6.6
EBITDA (1)	$7.4	$18.2
Acquisition, financing and transaction costs	2.5	1.8
Stock compensation and other	0.8	0.8
Change in fair value of Private Warrants	—	(0.2)
Restructuring (gains) costs	(0.1)	0.1
Systems establishment costs	—	0.2
Adjusted EBITDA (1)	$10.6	$20.9

_______________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased by $10.5 million, or 11.6%, to $80.2 million for the three months ended March 31, 2024 as compared to $90.7 million for the three months ended March 31, 2023. This is due to a decrease in Legal Technology revenue of $9.0 million resulting from a decrease of $15.7 million from our technology solutions other than Nebula due to a lower volume of large jobs, and a decrease in data recovery revenue of $1.5 million as a result of a lower volume of jobs, partially offset by an increase of $6.7 million from Nebula due to higher volume.

Cost of Revenues

Cost of revenues decreased by $1.5 million, or 3.4%, to $42.1 million for the three months ended March 31, 2024 as compared to $43.6 million for the three months ended March 31, 2023. This is due to decreased personnel expenses of $1.8 million primarily related to decreased managed review wages related to lower volume of work, partially offset by $0.2 million in increased amortization associated with acquired intangibles that have fully amortized. As a percentage of revenue, our cost of revenues for the three months ended March 31, 2024 increased to 52.5% as compared to 48.1% for the three months ended March 31, 2023, and was primarily due to the decreased revenues on a relatively fixed cost base with the exception of variable managed review costs.

Gross Profit

Gross profit decreased by $9.0 million, or 19.1%, to $38.1 million for the three months ended March 31, 2024 as compared to $47.1 million for the three months ended March 31, 2023. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended March 31, 2024 decreased to 47.5% as compared to 51.9% for the three months ended March 31, 2023, and was due to the decrease in revenue that exceeded the rate of decrease in cost of revenue.

Operating Expenses

Operating expenses increased by $1.4 million, or 3.9%, to $37.1 million for the three months ended March 31, 2024 as compared to $35.7 million for the three months ended March 31, 2023. This increase is primarily the result of a $2.4 million increase in professional services related to our review of potential alternative sources of financing to address our pending debt maturities and a $1.1 million increase in personnel expenses. These increases were partially offset by a $1.5 million decrease in other general expenses primarily related to vacated lease costs incurred in 2023 due to the consolidation of our real estate footprint that did not recur in 2024. As a percentage of revenue, our operating expenses for the three months ended March 31, 2024 increased to 46.3% as compared to 39.4% for three months ended March 31, 2023.

Interest Expense

Interest expense increased by $1.7 million, or 10.8%, to $17.5 million for the three months ended March 31, 2024 as compared to $15.8 million for the three months ended March 31, 2023. The increase is primarily due to an increase in the variable interest rate on borrowings under the Amended 2021 Credit Agreement, which resulted in a $1.0 million increase in expense, and an increase in amortization of debt issue costs due to the accelerated June 19, 2024 maturity date of the Amended 2021 Credit Agreement resulting in a $0.7 million increase in interest expense.

Change in Fair Value of Private Warrants

For the three months ended March 31, 2024 the Company recorded an increase to the Private Warrants liability of less than $0.1 million and for the three months ended March 31, 2023, the Company recorded a decrease of $0.2 million.

Income Tax Provision

During each of the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.3 million resulting in an effective tax rate of (1.8)% and (7.1)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state and local income taxes and the valuation allowance against our domestic deferred tax assets. The effective rate for the three months ended March 31, 2024 decreased from the three months ended March 31, 2023 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to foreign taxes and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the three months ended March 31, 2024 was $(16.9) million compared to $(4.5) million for the three months ended March 31, 2023. Net loss increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of March 31, 2024, we had $18.4 million in cash compared to $15.4 million as of December 31, 2023. We expect to finance our operations over the next 12 months primarily through existing cash balances and cash flow from operating activities and availability under our revolving credit facility. On March 8, 2024, we borrowed $15.0 million under our revolving credit facility under the 2021 Credit Agreement. The satisfaction of debt servicing requirements is discussed below.

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

The Company has historically incurred losses and in certain years cash flows have been negative. As of March 31, 2024, the Company’s cash balance was $18.4 million and the Company’s debt balance was $569.6 million, including a balance of $263.6 million under the Convertible Debentures, a balance of $291.0 million in Initial Term Loans under the Amended 2021 Credit Agreement and a balance of $15.0 million in Revolving Credit Loans. As of March 31, 2024, the Company does not have sufficient cash on hand, nor does it expect to generate sufficient liquidity from forecasted future cash flows, to repay the Convertible Debentures by June 19, 2024 and as such, the Initial Term Loans debt of $291.0 million, the Convertible Debentures debt of $263.6 million and the Revolving Credit Loans debt of $15.0 million are included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at March 31, 2024. As of March 31, 2024, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations at their respective maturity dates.

The Company is reviewing potential alternatives, including renegotiating the terms of the Convertible Debentures and/or the Amended 2021 Credit Agreement and identifying alternative sources for cash or additional financing. On May 2, 2024, the Company announced that it had reached an agreement in principle with the principal holders of the Convertible Debentures and its principal Initial Term Loans lender to convert the Convertible Debentures into approximately 96% of the Company’s pro forma outstanding common equity and to extend the maturity of the Initial Term Loans to August 2027, subject to the execution of definitive documents. This estimated equity split may be adjusted as a result of ongoing discussions and definitive documentation of the transaction.

The Company's current debt structure raises substantial doubt regarding the Company’s ability to continue as a going concern because the documentation and closing of this debt equitization transaction or other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern. Our ability to refinance and/or replace our outstanding debt on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, many of which are beyond our control. We cannot provide any assurance that we will be able to document and close the debt equitization transaction described above or otherwise renegotiate, refinance or repay some or all of our indebtedness and continue as a going concern. If we are unable to restructure or refinance our indebtedness, we may not be able to continue to operate our business pursuant to our current business plan, which could require us to modify our operations to reduce spending by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, selling the company or one or more business lines or assets, or we may be forced to seek protection under applicable bankruptcy or insolvency laws, discontinue our operations entirely and/or liquidate our assets.

Amended 2021 Credit Agreement

On February 8, 2021, certain subsidiaries of the Company, or the Loan Parties, entered into a new secured credit agreement, or the 2021 Credit Agreement. Proceeds were used to pay in full all outstanding loans and terminate all lending commitments under the prior 2016 credit agreement.

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

On March 8, 2024, the Loan Parties entered into the Second Amendment to the Amended 2021 Credit Agreement, which provides that the Loan Parties may deliver to the administrative agent annual, audited financial statements of the Company accompanied by a report and opinion of the Company's independent certified public accountant that is subject to a “going concern” qualification if such qualification results from an upcoming maturity date under any Indebtedness (as defined in the Amended 2021 Credit Agreement).

The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of March 31, 2024, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. On March 31, 2024, the balance due under the Revolving Credit Loans was $15.0 million with an interest rate of 9.42152%. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On March 31, 2024, the balance due was $291.0 million with an interest rate of 5.30942% plus an Adjusted Term SOFR Rate of 6.60%.

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

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of March 31, 2024.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for the Revolving Credit Loans commitment for borrowing up to $40.0 million. As of March 31, 2024, there was $24.4 million available capacity for borrowing under the Revolving Credit Loans due to a $15.0 million outstanding balance and $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million. At March 31, 2024 and December 31, 2023, the balance due under the Convertible Debentures was $263.6 million and $260.9 million, respectively.

The Debentures will mature on December 19, 2024 unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019 (the "Closing Date"), the Company increases the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payments accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. Non-payment of, and certain failures to comply with the covenants under, the Amended 2021 Credit Agreement also constitute events of default under the Debentures. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of March 31, 2024, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash (used in) provided by:
Operating activities	$(7,901)	$(3,046)
Investing activities	$(3,011)	$(2,072)
Financing activities	$14,250	$(1,283)
Effect of foreign exchange rates	$(328)	$117
Net decrease in cash	$3,010	$(6,284)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $7.9 million compared to net cash used in operating activities of $3.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase in net cash used in operating activities was due to an increased net loss of $12.4 million and an increase of $1.5 million in non-cash items, partially offset by a decrease in cash used in working capital of $6.0 million. The decrease of $6.0 million in cash used in working capital is primarily due to a $0.9 million decrease in accounts receivable, a $4.8 million reduction in prepaid expenses and other assets, and a $0.9 million reduction in deferred revenue, partially offset by a $0.6 million decrease in accounts payable and accrued expenses. Accounts receivable and accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2024 as compared to net cash used in investing activities of $2.1 million for the three months ended March 31, 2023. The increase in cash used is due to a $0.9 million increase in purchases of property and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $14.3 million compared to net cash used in financing activities of $1.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. This increase in cash provided by financing activities was due to the drawdown of $15.0 million under the Revolving Credit Loans and a decrease of $0.5 million of payments for capital lease obligations.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2024.

Recent Accounting Pronouncements

There were no changes to our recent accounting pronouncements from those described in our 2023 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the Amended 2021 Credit Agreement for the $300 million Initial Term Loans and the Revolving Credit Loans of up to $40 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at March 31, 2024 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended March 31, 2024 and 2023, we generated the equivalent of $12.9 million and $12.6 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three month period would have correspondingly changed our revenues by approximately $0.1 million and $0.1 million for each of the three months ended March 31, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A under the caption “Risk Factors” of our 2023 Form 10-K, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material changes in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

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
10.1#

Software License Agreement dated as of January 1, 2024 by and between KLDiscovery Ontrack, LLC and Relativity ODA LLC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed March 28, 2024).

10.2

Second Amendment to Credit Agreement, dated as of March 8, 2024, by and among KLDiscovery Holdings, Inc. (f/k/a LD Lower Holdings Inc.), LD Topco Inc, and other guarantors party thereto, the Lenders party thereto, Ally Bank as a lender and L/C Issuer, and Wilmington Trust National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed March 28, 2024).

10.3

Independent Director Agreement, dated March 5, 2024, by and between KLDiscovery, Inc. and Jill Frizzley (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed March 28, 2024).

10.4

Independent Director Agreement, dated March 14, 2024, by and between KLDiscovery, Inc. and Neal P. Goldman (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed March 28, 2024).

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

Date: May 9, 2024