Form 10-Q
period 2024-06-30
KLDiscovery Inc.
filed 2024-08-08
CIK 1752474

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024 there were 43,516,392 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KLDiscovery Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Current assets
Cash and cash equivalents	$33,804	$15,351
Accounts receivable, net of allowance
for credit losses of $3,295 and $3,642, respectively	92,718	101,257
Prepaid expenses	19,346	15,787
Other current assets	1,478	1,585
Total current assets	147,346	133,980
Property and equipment
Computer software and hardware	62,571	61,731
Leasehold improvements	26,580	26,313
Furniture, fixtures and other equipment	2,151	2,262
Accumulated depreciation	(77,486)	(73,045)
Property and equipment, net	13,816	17,261
Operating lease right of use assets, net	8,398	10,078
Intangible assets, net	38,092	39,729
Goodwill	393,916	396,283
Other assets	7,213	8,262
Total assets	$608,781	$605,593
Current liabilities
Current portion of long-term debt, net	$592,420	$546,845
Accounts payable and accrued expense	28,898	25,957
Operating lease liabilities	4,708	5,906
Current portion of contingent consideration	650	650
Deferred revenue	3,905	3,181
Total current liabilities	630,581	582,539
Deferred tax liabilities	9,505	8,941
Long term operating lease liabilities	6,158	7,870
Other liabilities	1,918	2,176
Total liabilities	648,162	601,526
Commitments and contingencies
Stockholders' equity
Common stock
$0.0001 par value, 200,000,000 shares authorized, 43,516,392 issued and 43,086,267 outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Preferred Stock
$0.0001 par value, 1,000,000 shares authorized, zero issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	397,044	395,461
Accumulated deficit	(436,133)	(393,954)
Accumulated other comprehensive income	(296)	2,556
Total stockholders' equity	(39,381)	4,067
Total liabilities and stockholders' equity	$608,781	$605,593

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenues	$78,969	$90,007	$159,141	$180,666
Cost of revenues	40,315	44,995	82,383	88,582
Gross profit	38,654	45,012	76,758	92,084
Operating expenses
General and administrative	27,487	14,599	45,650	31,900
Research and development	3,418	3,257	6,774	6,457
Sales and marketing	10,354	10,856	21,622	21,247
Depreciation and amortization	4,412	4,926	8,788	9,739
Total operating expenses	45,671	33,638	82,834	69,343
(Loss) Income from operations	(7,017)	11,374	(6,076)	22,741
Other expenses
Change in fair value of Private Warrants	(27)	(320)	(11)	(510)
Interest expense	17,750	16,192	35,258	31,962
Loss before income taxes	(24,740)	(4,498)	(41,323)	(8,711)
Income tax provision	560	182	856	477
Net loss	$(25,300)	$(4,680)	$(42,179)	$(9,188)
Other comprehensive (loss) income, net of tax
Foreign currency translation	(941)	(177)	(2,853)	648
Total other comprehensive (loss) income, net of tax	(941)	(177)	(2,853)	648
Comprehensive loss	$(26,241)	$(4,857)	$(45,032)	$(8,540)
Net loss per share - basic and diluted	$(0.58)	$(0.11)	$(0.98)	$(0.21)
Weighted average shares outstanding - basic and diluted	43,266,122	42,959,827	43,176,195	42,931,711

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2023	43,086,267	$4	$395,461	$(393,954)	$2,556	$4,067
Share-based compensation	—	—	781	—	—	781
Stock issued in exchange for vested units	—	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(1,912)	(1,912)
Net loss	—	—	—	(16,879)	—	(16,879)
Balance as of March 31, 2024	43,086,267	$4	$396,242	$(410,833)	$644	$(13,943)
Share-based compensation	—	—	802	—	—	802
Stock issued in exchanges for vested units	430,125	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(940)	(940)
Net loss	—	—	—	(25,300)	—	(25,300)
Balance as of June 30, 2024	43,516,392	$4	$397,044	$(436,133)	$(296)	$(39,381)

	Common Stock Issued		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss) income	Total
Balance as of December 31, 2022	42,920,136	$4	$391,977	$(359,141)	$851	$33,691
Share-based compensation	—	—	877	—	—	877
Stock issued in exchange for vested units	16,667	—	—	—	—	—
Foreign exchange translation	—	—	—	—	825	825
Net loss	—	—	—	(4,508)	—	(4,508)
Balance as of March 31, 2023	42,936,803	$4	$392,854	$(363,649)	$1,676	$30,885
Share-based compensation	—	—	893	—	—	893
Stock issued in exchanges for vested units	149,464	—	—	—	—	—
Foreign exchange translation	—	—	—	—	(177)	(177)
Net loss	—	—	—	(4,680)	—	(4,680)
Balance as of June 30, 2023	43,086,267	$4	$393,747	$(368,329)	$1,499	$26,921

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating activities
Net loss	$(42,179)	$(9,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,979	13,374
Paid in kind interest	12,297	10,416
Stock-based compensation	1,515	1,709
Provision for losses on accounts receivable	1,887	1,571
Deferred income taxes	568	98
Change in fair value of Private Warrants	13	(508)
Changes in operating assets and liabilities:
Accounts receivable	6,403	(13,374)
Prepaid expenses and other assets	(1,985)	(6,189)
Accounts payable and accrued expenses	(3,204)	593
Deferred revenue	747	(1,528)
Net cash used in operating activities	(10,959)	(3,026)
Investing activities
Purchases of property and equipment	(6,651)	(6,106)
Net cash used in investing activities	(6,651)	(6,106)
Financing activities
Revolving credit facility draws	38,000	—
Payments for capital lease obligations	—	(1,272)
Payments on long-term debt	(1,500)	(1,500)
Net cash provided by (used in) financing activities	36,500	(2,772)
Effect of foreign exchange rates	(437)	170
Net increase (decrease) in cash	18,453	(11,734)
Cash at beginning of period	15,351	32,629
Cash at end of period	$33,804	$20,895
Supplemental disclosure:
Cash paid for interest	$23,285	$21,912
Net income taxes paid	$866	$536
Significant noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses on the condensed consolidated balance sheets	$158	$212

See Notes to Condensed Consolidated Financial Statements.

KLDiscovery Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2024 and 2023

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

Liquidity and going concern evaluation

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required to evaluate each reporting period, including interim periods, whether there is substantial doubt regarding its ability to meet its obligations when they come due within one year from the financial statement issuance date.

On February 8, 2021, certain subsidiaries of the Company (the “Loan Parties”), entered into a new secured credit agreement (the “2021 Credit Agreement”) and on March 3, 2023, the Loan Parties entered into the First Amendment to the 2021 Credit Agreement. On March 8, 2024, the Loan Parties entered into the Second Amendment to the Amended 2021 Credit Agreement (as amended, the “Amended 2021 Credit Agreement”) which provides that the Loan Parties may deliver to the administrative agent annual, audited financial statements of the Company accompanied by a report and opinion of the Company's independent certified public accountant that is subject to a “going concern” qualification if such qualification results from an upcoming maturity date under any Indebtedness (as defined in the Amended 2021 Credit Agreement). In addition, on December 19, 2019, the Company issued Convertible Debentures, which were originally scheduled to mature on December 19, 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). On June 14, 2024, the Company and the Debenture holders amended the Debentures to extend the maturity date thereof to January 3, 2025.

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

As of June 30, 2024, the Initial Term Loans and Revolving Credit Loans were each scheduled to mature on February 8, 2026, unless the Convertible Debentures were outstanding six months prior to the January 3, 2025 maturity date thereof, in which case the Amended 2021 Credit Agreement matured on such date. On July 2, 2024, the Company and the Debenture holders amended the Debentures to extend the maturity date thereof to January 10, 2025, which was subsequently further extended to July 10, 2025 upon entry into the TSA (as defined below), effectively extending the springing maturity date of the Initial Term Loans and Revolving Credit Loans to January 10, 2025. Notwithstanding the foregoing, if the TSA is terminated in accordance with its terms, the Debenture maturity date will be automatically changed to the date that is 195 calendar days after the day of such termination.

The Company has historically incurred losses and in certain years cash flows have been negative. As of June 30, 2024, the Company’s cash balance was $33.8 million and the Company’s debt balance was $594.4 million, including a balance of $266.2 million under the Convertible Debentures and a balance of $290.2 million in Initial Term Loans under the Amended 2021 Credit Agreement and a balance of $38.0 million in Revolving Credit Loans. As of June 30, 2024, the Company does not have the cash on hand, nor does it expect to generate sufficient liquidity from future cash flows, to repay the Convertible Debentures by July 10, 2025 and as such, the Initial Term Loans debt of $290.2 million, the Convertible Debentures debt of $266.2 million and the Revolving Credit Loans debt of $38.0 million are included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2024. As of June 30, 2024, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations at their respective maturity dates.

On July 3, 2024, the Company entered into a Transaction Support Agreement with its Debenture holders, Initial Term Loans and Revolving Credit Loans lender, and certain equity holders. The TSA contemplates a series of transactions that, upon the satisfaction of applicable conditions to closing, will effectuate a financial restructuring of the Company’s capital structure and reduce the Company’s indebtedness. (See Note 10 – Subsequent events). The Company's current debt structure, however, raises substantial doubt regarding the Company’s ability to continue as a going concern because other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the three and six months ended June 30, 2024 and 2023, the Company did not have any single customer that represented ten percent (10%) or more of its consolidated revenues or accounts receivable. The Company believes that the geographic and industry diversity of the Company’s customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. The Company’s foreign revenues, principally from businesses in the UK and Germany, totaled approximately $11.9 million and $16.5 million for the three months ended June 30, 2024 and 2023, respectively; and $24.8 million and $29.1 million for the six months ended June 30, 2024, and 2023, respectively. The Company’s long-lived assets in foreign countries, principally in the UK and Germany, totaled approximately $26.3 million and $27.0 million as of June 30, 2024, and December 31, 2023, respectively.

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

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Foreign currency translation” in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

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

A rollforward of the allowance for credit losses is presented below (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	$3,642	$5,403
Provision for credit losses	1,887	1,571
Write-offs, net of recoveries (1)	$(2,235)	$(3,635)
Ending balance	$3,295	$3,339

_______________________________

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

Depreciation expense totaled $2.7 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and includes amortization of assets recorded under finance leases. Depreciation expense totaled $5.3 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively, and includes amortization of assets recorded under finance leases. For additional information on leases, refer to Note 3 – Leases.

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

Capitalized software costs are reflected as part of “Intangible assets, net” in the Company’s Condensed Consolidated Balance Sheets and totaled $21.3 million and $20.0 million, net of accumulated amortization, as of June 30, 2024 and December 31, 2023, respectively.

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

Capitalized implementation costs of cloud-based hosting arrangements are classified as part of Prepaid Expenses and Other Assets in the Company’s Condensed Consolidated Balance Sheets, totaling $3.8 million and $8.8 million net of accumulated amortization, respectively, as of June 30, 2024, and $1.8 million and $9.8 million net of accumulated amortization, respectively, as of December 31, 2023.

Amortization of capitalized implementation costs related to hosting arrangements totaled $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023. Amortization of capitalized implementation costs related to hosting arrangements totaled $1.0 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

Amortization expense totaled $3.4 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively; $1.6 million and $1.4 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amortization expense totaled $6.7 million and $7.8 million for the six months ended June 30, 2024 and 2023, respectively; $3.2 million and $2.7 million of which, respectively, was classified as part of the “Cost of revenues” line in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Goodwill

Goodwill represents the excess of the total consideration paid over identified intangible and tangible assets of the Company and its acquisitions. The Company tests its goodwill for impairment at the reporting unit level on an annual basis on October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has determined there is one reporting unit.

Management concluded that there was no impairment of goodwill and intangible assets during the six months ended June 30, 2024. Our goodwill balance is subject to fluctuations in foreign exchange rates.

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

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023 (in thousands):

	2024 Q2			2023 Q2
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$58,131	$13,962	$72,093	$70,707	$10,858	$81,565
Data Recovery	6,876	—	6,876	8,442	—	8,442
Total revenue	$65,007	$13,962	$78,969	$79,149	$10,858	$90,007

	2024 YTD			2023 YTD
	Technology Solutions	Nebula	Consolidated	Technology Solutions	Nebula	Consolidated
Legal Technology	$116,283	$28,797	$145,079	$144,541	$19,030	$163,571
Data Recovery	14,062	—	14,062	17,095	—	17,095
Total revenue	$130,345	$28,797	$159,141	$161,636	$19,030	$180,666

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

Accounting standards not yet adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting(Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This ASU requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements and related disclosures.

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

The Company estimates the fair value of contingent purchase consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent purchase consideration obligations was $1.3 million at each of June 30, 2024 and December 31, 2023, and is classified as Current portion of contingent consideration and as part of long term "Other liabilities" in the Condensed Consolidated Balance Sheets.

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

The Company has determined that the 6,350,000 warrants to purchase Common Stock (the “Private Warrants”) issued in connection with the consummation of the Business Combination in December 2019 should be accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Private Warrants was $0.1 million at each June 30, 2024 and December 31, 2023.

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

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating Leases
Remainder of 2024	$3,492
2025	4,261
2026	2,508
2027	857
2028	756
Thereafter	316
Total undiscounted lease payments	$12,190
Less: Interest	(1,324)
Present value of lease liabilities	$10,866

Note 4 – Debt

The table below summarizes the components of the Company’s debt (in thousands):

	June 30, 2024	December 31, 2023
Convertible Debenture notes due 2024	$266,169	$260,926
Amended 2021 Credit Agreement due 2026 (1)	290,250	291,750
Revolving Credit Loans	$38,000	$—
Total debt	$594,419	$552,676
Less: unamortized original issue discount	(1,882)	(5,254)
Less: unamortized debt issuance costs	$(117)	$(577)
Total debt, net	$592,420	$546,845
Current portion of debt, net	$592,420	$546,845

_______________________________

(1)
The Amended 2021 Credit Agreement matures on February 8, 2026, unless the Debentures are outstanding six months prior to the maturity date thereof, in which case the Amended 2021 Credit Agreement matures on the date that is six months prior to the Debenture maturity date. As of June 30, 2024, the Company does not anticipate repaying the Debentures by the maturity date thereof, which is currently July 10, 2025, and as such, the Term Loan debt of $290.2 million, the Convertible Debentures debt of $266.2 million and the Revolving Credit Loans debt of $38.0 million are included in the current portion of long-term debt. (See Note 2 - Organization, business and summary of significant accounting policies and Note 10 – Subsequent events).

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

The Amended 2021 Credit Agreement provides for (i) Initial Term Loans in an aggregate principal amount of $300 million, (ii) Delayed Draw Term Loans in an aggregate principal amount of $50 million, and (iii) Revolving Credit Loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of June 30, 2024, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. On June 30, 2024, the balance due under the Revolving Credit Loans was $38.0 million comprised of two tranches with a blended all-in rate of 9.43465%. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On June 30, 2024, the balance due under the Initial Term Loans was $290.2 million with an interest rate of 5.33458% plus an Adjusted Term SOFR Rate of 6.60%.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Convertible Debentures are outstanding six months prior to the maturity date thereof, in which case the Amended 2021 Credit Agreement matures on the date that is six months prior to the Debenture maturity date. The Initial Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the Amended 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the Amended 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of June 30, 2024.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of June 30, 2024, there was $1.4 million available capacity for borrowing under the Revolving Credit Loans due to $38.0 million in draws thereunder and $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which were originally scheduled to mature in 2024, in an aggregate principal amount of $200 million. At June 30, 2024 and December 31, 2023, the balance due under the Convertible Debentures was $266.2 million and $260.9 million, respectively. On June 14, 2024, the Company and the Debenture holders amended the terms of the Debentures to extend the maturity date thereof to January 3, 2025.

As of June 30, 2024, the Convertible Debentures were scheduled to mature on January 3, 2025 and subsequently amended to January 10 and July 10, 2025 upon entry into an amendment on July 2, 2024 and entry into the TSA on July 3, 2024, respectively unless earlier converted, redeemed or repurchased, and bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of the Closing Date, the Company will increase the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). Non-payment of, and certain failures to comply with the covenants under, the Amended 2021 Credit Agreement also constitute events of default under the Debentures. The additional payment will accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2024, the Company was in compliance with all Debenture covenants.

See Note 10 – Subsequent events regarding certain matters relating to the Amended 2021 Credit Agreement and the Debentures.

Note 5 – Equity incentive plan

On December 19, 2019, the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”) under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options, restricted stock, restricted stock units ("RSUs"), or other stock-based awards, including shares of Common Stock. Pursuant to the 2019 Plan, the number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on each January 1 (commencing with January 1, 2021) until and including January 1, 2029, by an amount equal to the lesser of: (a) 5% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors (the “Board”). The Compensation Committee of the Board approved an increase to the share reserve as set out in the 2019 Plan in the amount of 2,416,007 shares and 2,154,313 shares in April 2023 and April 2024, respectively. As of June 30, 2024, 16,330,998 shares of Common Stock were reserved under the 2019 Plan, of which 4,925,642 shares of Common Stock remained available for issuance.

Stock option activity

The following table summarizes the Company’s stock option activity under the 2019 Plan:

Description	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Options outstanding, December 31, 2023	6,529,092	$6.88	6.60
Granted	—	—	—
Exercised	—	—	—
Forfeited	(4,501)	2.33	—
Expired	(70,181)	8.12	—
Options outstanding, June 30, 2024	6,454,410	$6.87	6.56
Options vested and exercisable, June 30, 2024	5,428,010	$7.63	6.20
Options vested and expected to vest, June 30, 2024	6,454,410	$6.87	6.56

_______________________________

(1)
Aggregate intrinsic value (in thousands) represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding in-the-money options.

The following table summarizes additional information on stock option grants and vesting (in thousands):

	2019 Plan		2019 Plan
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Total fair value of options vested	$327	$217	$1,767	$1,465

Time-based vesting stock options

Time-based vesting stock options generally vest over a three-year period, are subject to graded vesting schedules, and expire ten years from the date of grant or within 90 days of termination of employment. No time-based vesting stock options were granted by the Company during the six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023, the Company recognized $0.3 million and $0.5 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. For the six months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $0.9 million of stock-based compensation expense, respectively, in connection with time-based vesting stock options. As of June 30, 2024 and 2023, there was $1.1 million and $2.8 million of unrecognized stock-based compensation expense, respectively, related to unvested time-based vesting stock options that is expected to be recognized over a weighted-average period of 1.2 and 1.9 years, respectively.

Stock-based compensation expense

Stock-based compensation expense is included in the Company’s Condensed Consolidated Statements of Comprehensive Loss within the following line items (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cost of revenues	$228	$244	$424	$471
General and administrative	349	453	738	897
Research and development	101	94	188	170
Sales and marketing	89	86	165	172
Total	$767	$877	$1,515	$1,710

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

The Company determined the three-year achievement of the overall Company revenue and Nebula revenue targets was probable and incurred $0.4 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, related to the performance-based RSUs granted in 2023 and 2022.

The vesting of the RSUs held by a grantee is generally subject to his or her continued employment with the Company.

Time-based restricted stock units

The Company grants certain non-employee directors time-based RSUs in satisfaction of their annual retainer payments. These RSUs vest over a one-year or three-year period. During the three and six months ended June 30, 2024, the Company did not grant any time-based RSUs to its non-employee directors. During the three months and six ended June 30, 2023, the Company granted 35,319 and 186,834 time-based RSUs to its non-employee directors, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized the grant-date fair value of the RSUs granted to non-employee directors of $0.1 million and $0.2 million as stock-based compensation expense, respectively.

The following table summarizes the Company’s RSU activity for performance based RSUs awarded to employees and for time-based RSUs granted to non-employee directors under the 2019 Plan:

Description	RSUs Outstanding
Outstanding at December 31, 2023	2,429,289
Granted	—
Vested	(577,659)
Forfeited	(130,900)
Expired	—
Outstanding at June 30, 2024	1,720,730

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

There were no stock issuances during the three months and six months ended June 30, 2024 and 2023 other than pursuant to stock option exercises, vesting of certain performance based RSUs and vesting of non-employee director RSUs.

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

Shares Subject to Forfeiture

On December 19, 2019, in connection with the consummation of the Business Combination, 550,000 shares of common stock held by Pivotal Acquisition Holdings LLC were subjected to an additional lockup that will be released only if the last reported sale price of the common stock equals or exceeds $15.00 for a period of 20 consecutive trading days during the five-year period following the Closing Date. If the last reported sale price of common stock does not equal or exceed $15.00 within five years from the Closing Date, such shares will be forfeited to the Company for no consideration. These shares are reported as outstanding in the Company’s financial statements and continue to be subject to the additional lockup as of June 30, 2024.

Note 7 – Income taxes

We maintain a valuation allowance on our deferred tax assets, including net operating loss (“NOL”) carryforwards. As a result, the Company’s income tax provision is primarily related to cash taxes due in foreign jurisdictions and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. During the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $0.6 million and $0.2 million, respectively, resulting in an effective tax rate of (2.4)% and (4.4)%, respectively.

During the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $0.9 million and $0.5 million, respectively, resulting in an effective tax rate of (2.2)% and (5.7)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against our deferred tax assets, effects of foreign tax rate differences and U.S. state and local income taxes.

Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective rate for the full fiscal year to the year-to-date ordinary income or loss, excluding unusual or infrequently occurring discrete items. For the quarter ending June 30, 2024, the Company determined that the year-to-date actual effective tax rate represented the best estimate due to the challenges in forecasting nonrecurring costs and other items related to the renegotiation of the term of the Convertible Debentures and Amended 2021 Credit Agreement.

Note 8 – Commitments and contingencies

The Company is involved in various legal proceedings, which arise occasionally in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect such matters to have a material effect on the financial position and results of operations as of June 30, 2024.

The Company has two letters of credit totaling $0.6 million as of June 30, 2024 as additional security for lease guarantees related to leased properties.

Note 9 – Related parties

As of June 30, 2024, $147.9 million including paid-in kind interest of the Company's Convertible Debentures was owed to affiliates of MGG Investment Group, which is an affiliate of a director of the Company. For the three months ended June 30, 2024 and 2023, the Company recognized $4.2 million and $3.7 million in interest expense, respectively, and for the six months ended June 30, 2024 and 2023, the Company recognized $8.0 million and $7.3 million in interest expense, respectively, related to the Convertible Debentures owned by affiliates of the MGG Investment Group.

Note 10 – Subsequent events

On July 2, 2024, the Company and the Debenture holders amended the terms of the Debentures to provide that the Debentures will mature on January 10, 2025, unless earlier converted, redeemed or repurchased; provided, however, that if the parties enter into an agreement to exchange the Debentures for newly issued common stock of the Company, as contemplated by the TSA, the maturity date would be extended automatically to July 10, 2025. Notwithstanding the foregoing, if the TSA is terminated in accordance with its terms, the Debenture maturity date shall automatically be changed to the date that is 195 calendar days after the day of such termination.

On July 3, 2024, the Company entered into a Transaction Support Agreement (including the exhibits, term sheets, and schedules thereto, the "TSA") with its Debenture holders, Initial Term Loans and Revolving Credit Loans lenders, and certain equity holders. The TSA contemplates a series of transactions that, upon the satisfaction of applicable conditions to closing, will effectuate a financial restructuring of the Company’s capital structure and reduce the Company’s indebtedness. As contemplated by the TSA, the Company and the Debenture holders entered into an Exchange Agreement pursuant to which the Debenture holders agreed to exchange the Debentures for an aggregate number of new shares of the Company’s common stock representing 96% of the Company's Fully-Diluted Shares (as defined in the Exchange Agreement) following closing of the contemplated transactions. The consummation of the transactions contemplated by the TSA and the Exchange Agreement is subject to the satisfaction or waiver of conditions set forth in the TSA and Exchange Agreement including, among other things, stockholder approval of an amendment and restatement of the Company’s Second Amended and Restated Certificate of Incorporation, as amended.

In addition, the TSA and the Exchange Agreement provide for the following, effective as of the closing of the contemplated transactions:

•
The amendment of the Amended 2021 Credit Agreement on the terms set forth in the applicable term sheet attached to the TSA, including to extend the maturity of the term loans under the Credit Agreement to August 9, 2027.
•
The entry into a Second Lien Credit Agreement by the Company and the other guarantors party thereto and the Debenture holders, providing for a $50 million term loan to the Company on the terms set forth in the applicable term sheet attached to the TSA, with the proceeds of the Second Lien Credit Agreement utilized to fund transaction costs and repay a portion of the obligations outstanding under the Amended 2021 Credit Agreement.
•
The entry into a Mutual Release Agreement by and among the Company and the parties to the TSA.

•
The adoption of a management incentive plan on the terms set forth in the TSA pursuant to which the Company will reserve exclusively for issuance to management employees a pool of shares of common stock of the Company.
•
Certain changes to the Company’s corporate governance arrangements in addition to the amendment and restatement of the Company’s Second Amended and Restated Certificate of Incorporation, as amended in the form of the New Certificate; the amendment and restatement of the Company’s Amended and Restated Bylaws and the entry into a Stockholders Agreement by and among the Company and certain stockholders of the Company.
•
Termination of the Company’s existing Stockholders Agreement and Registration Rights Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are not historical facts. This includes, without limitation, statements regarding our financial position, business strategy and management’s plans and objectives for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

•
closing of the transactions in connection with the contemplated restructuring of the Company’s capital and debt with its Convertible Debenture holders, Initial Term Loans and Revolving Credit Loans lenders, and certain equity holders;
•
consequences of our substantial levels of indebtedness and our ability to repay or renegotiate our debt obligations as they become due or to secure alternative sources of cash or additional financing, which raise substantial doubt about our ability to continue as a going concern;
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

On July 3, 2024, the Company entered into a Transaction Support Agreement (including the exhibits, term sheets, and schedules thereto, the "TSA") with its Debenture holders, Initial Term Loans and Revolving Credit Loans lenders, and certain equity holders. The TSA contemplates a series of transactions that, upon the satisfaction of applicable conditions to closing, will effectuate a financial restructuring of the Company’s capital structure and reduce the Company’s indebtedness. As contemplated by the TSA, the Company and the Debenture holders entered into an Exchange Agreement pursuant to which the Debenture holders agreed to exchange the Debentures for an aggregate number of new shares of the Company’s common stock representing 96% of the Company's Fully-Diluted Shares (as defined in the Exchange Agreement) following closing of the contemplated transactions. The contemplated transactions include, among other things, amending the Amended 2021 Credit Agreement to extend the maturity date of the Initial Term Loans to August 9, 2027 and entering into a new Second Lien Credit Agreement providing for a $50 million term loan to the Company. The TSA and Exchange Agreement are described in the Company's Current Report on Form 8-K filed on July 8, 2024. See “Liquidity and Capital Resources” below.

Key factors affecting our performance

Our operating results, financial performance and future growth will depend on a variety of factors, including, among others, maintaining our history of product innovation, increasing adoption of Nebula, maintaining and growing our client base while driving greater penetration, growth in the number of our matters, particularly large matters and establishing our partner channel for Nebula. Some of the more important factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 28, 2024 (our “Annual Report”), as supplemented by the additional discussion below.

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

The following table sets forth the number of Legal Technology clients and Nebula clients as of the dates shown:

	June 30,
	2024	2023
Legal Technology clients	6,239	6,150
Nebula clients	1,708	1,660

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

The following table sets forth the number of Legal Technology matters and Nebula matters as of the dates shown:

	June 30,
	2024	2023
Legal Technology matters	7,650	8,062
Nebula matters	1,381	1,313

Our comprehensive product offerings, technology-enabled service offerings and reputation as a trusted partner to our clients enable us to capture matters of large size and complexity. For the three and six months ended June 30, 2024 and 2023, 47% and 52% of Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $500,000, and 77% and 79% of our Legal Technology revenue, respectively, was produced by matters that generated revenues of greater than $100,000 during the relevant period.

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

	Twelve Months Ended June 30,
	2024	2023
Legal Technology net revenue retention	90%	101%

For the three months ended June 30, 2024 and 2023, our Legal Technology revenue was $72.1 million and $81.6 million, respectively, and our data recovery revenue was $6.9 million and $8.4 million, respectively. For the six months ended June 30, 2024 and 2023, our Legal Technology revenue was $145.1 million and $163.6 million, respectively, and our data recovery revenue was $14.1 million and $17.1 million, respectively.

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

For the three months ended June 30, 2024 and 2023, our Legal Technology revenue was $72.1 million and $81.6 million, respectively, and our data recovery revenue was $6.9 million and $8.4 million, respectively. For the six months ended June 30, 2024 and 2023, our Legal Technology revenue was $163.6 million and $139.0 million, respectively, and our data recovery revenue was $17.1 million and $18.1 million, respectively. For the three months ended June 30, 2024 and 2023, Legal Technology revenue from our technology solutions other than Nebula was $58.1 million and $70.7 million respectively, and revenue from Nebula was $14.0 million and $10.9 million, respectively. For the six months ended June 30, 2024 and 2023, Legal Technology revenue from our technology solutions other than Nebula was $116.3 million and $144.5 million respectively, and revenue from Nebula was $28.8 million and $19.0 million, respectively.

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

Operating expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative and amortization and depreciation expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation and sales commissions. Operating expenses also include occupancy, software expense and professional services. Research and development expense is expected to increase in 2024 reflecting a full year of 2023 hiring activity and 2024 salary increases and increases in benefits. We intend to continue to invest in research and development to further develop our proprietary technology and support further penetration and adoption of our offerings, including our end-to-end Nebula platform. We expect research and development expense to remain fairly consistent as a percentage of revenue in 2024 and thereafter. We expect sales and marketing expense to slightly increase in 2024 as we are hiring more sales personnel and are increasing marketing. Sales and marketing expense is expected to remain fairly consistent as a percentage of revenue given projected increases in revenue in the next year and thereafter We also expect general and administrative expense to increase in 2024 as compared to 2023 reflecting a full year of 2023 additions to personnel, salary increases and increases in benefits. General and administrative expense as a percentage of revenue is expected to be higher in the remainder of 2024 as compared to 2023 due to the costs incurred in connection with negotiating and closing the transactions contemplated by the TSA. Excluding the impact of transaction costs, we expect general and administrative expense as a percentage of revenue to decline over time due to our ability to scale as revenues increase and as a result of historical cost-cutting measures.

Interest Expense

Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings. We expect interest expense to vary each reporting period depending on the amount of outstanding borrowings and prevailing interest rates.

Income Tax Provision

The income tax provision is primarily related to cash taxes due in foreign jurisdictions and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities. We maintain a valuation allowance on our deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be utilized.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), extinguishment of debt, impairment losses, and depreciation and amortization. We view adjusted EBITDA as an operating performance measure and as such, we believe that the most directly comparable U.S. GAAP financial measure is net loss. In calculating adjusted EBITDA, we exclude from net loss certain items that we believe are not reflective of our ongoing business as the exclusion of these items allows us to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions:

•
Acquisition, financing and transaction costs generally represent earn-out payments, rating agency fees and letter of credit and revolving facility fees, as well as professional service fees and direct expenses related to acquisitions, public offerings and negotiating and closing the transactions contemplated by the TSA. Because we do not acquire businesses or effect financings on a regular or predictable cycle, we do not consider the amount of these costs to be a representative component of the day-to-day operating performance of our business.
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

RESULTS OF OPERATIONS

For the three months ended June 30, 2024 compared with the three months ended June 30, 2023

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Three Months Ended June 30,
(in millions)	2024	2023

Revenues	$79.0	$90.0
Cost of revenues	40.3	45.0
Gross profit	38.7	45.0
Operating expenses	45.7	33.6
Income from operations	(7.0)	11.4
Interest expense	17.8	16.2
Change in fair value of Private Warrants	—	(0.3)
Loss before income taxes	(24.7)	(4.5)
Income tax provision	0.6	0.2
Net loss	(25.3)	(4.7)
Total other comprehensive (loss) income, net of tax	(0.9)	(0.2)
Comprehensive loss	(26.2)	(4.9)

Adjusted EBITDA

	For the Three Months Ended June 30,
(in millions)	2024	2023
Net Loss	$(25.3)	$(4.7)
Interest expense	17.8	16.2
Income tax provision	0.6	0.2
Depreciation and amortization expense	6.4	6.8
EBITDA (1)	$(0.5)	$18.5
Acquisition, financing and transaction costs	13.0	0.3
Stock compensation and other	0.8	0.9
Change in fair value of Private Warrants	—	(0.3)
Restructuring (gains) costs	—	0.6
Systems establishment costs	—	0.1
Adjusted EBITDA (1)	$13.3	$20.1

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased by $11.0 million, or 12.2%, to $79.0 million for the three months ended June 30, 2024 as compared to $90.0 million for the three months ended June 30, 2023. This is due to a decrease in Legal Technology revenue of $9.5 million resulting from a decrease of $12.6 million from our technology solutions other than Nebula due to a lower volume of large jobs, and a decrease in data recovery revenue of $1.6 million as a result of a lower volume of jobs, partially offset by an increase of $3.1 million from Nebula which includes an incremental $2.8 million for Nebula processing services within Nebula for non-Nebula hosted engagements.

Cost of Revenues

Cost of revenues decreased by $4.7 million, or 10.4%, to $40.3 million for the three months ended June 30, 2024 as compared to $45.0 million for the three months ended June 30, 2023. This is due to decreased personnel expenses of $4.5 million primarily related to decreased managed review wages related to lower volume of work, and a decrease of $0.4 million in operating expenses, partially offset by $0.2 million in increased amortization associated with acquired intangibles that have fully amortized. As a percentage of revenue, our cost of revenues for the three months ended June 30, 2024 increased to 51.0% as compared to 50.0% for the three months ended June 30, 2023, and was primarily due to the decreased revenues on a relatively fixed cost base with the exception of variable managed review costs.

Gross Profit

Gross profit decreased by $6.3 million, or 14.0%, to $38.7 million for the three months ended June 30, 2024 as compared to $45.0 million for the three months ended June 30, 2023. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the three months ended June 30, 2024 decreased to 49.0% as compared to 50.0% for the three months ended June 30, 2023, and was due to the decrease in revenue that exceeded the rate of decrease in cost of revenue.

Operating Expenses

Operating expenses increased by $12.1 million, or 36.0%, to $45.7 million for the three months ended June 30, 2024 as compared to $33.6 million for the three months ended June 30, 2023. This increase is primarily the result of a $11.8 million increase in professional services related to our review of potential alternative sources of financing to address our pending debt maturities, including the negotiation of the TSA and related documentation and a $0.6 million increase in software expenses. These increases were partially offset by a $0.3 million decrease in other general expenses primarily related to vacated lease costs incurred in 2023 due to the consolidation of our real estate footprint that did not recur in 2024. As a percentage of revenue, our operating expenses for the three months ended June 30, 2024 increased to 57.8% as compared to 37.3% for three months ended June 30, 2023.

Interest Expense

Interest expense increased by $1.6 million, or 9.9%, to $17.8 million for the three months ended June 30, 2024 as compared to $16.2 million for the three months ended June 30, 2023. This increase is primarily due to a rise in the variable interest rate on borrowings under the Amended 2021 Credit Agreement and accelerated amortization of debt issuance costs due to an earlier maturity date of the Amended 2021 Credit Agreement, resulting in a $0.7 million increase in expense. Additionally, the increase in the debt balance due to the quarterly accruals of Paid in Kind ("PIK") interest on the Convertible Debentures led to a $0.5 million increase in interest expense, and an increase in Revolver Credit Loans interest expense of $0.4 million due to drawdowns of $38.0 million.

Change in Fair Value of Private Warrants

For the three months ended June 30, 2024 the Company recorded a gain to the Private Warrants liability of less than $0.1 million and for the three months ended June 30, 2023 the Company recorded a gain of $0.3 million.

Income Tax Provision

During the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $0.6 million and $0.2 million, respectively, resulting in an effective tax rate of (2.4)% and (4.4)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against our deferred tax assets, effects of foreign tax rate differences and U.S. state and local income taxes. The effective rate for the three months ended June 30, 2024 changed from the three months ended June 30, 2023 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

We maintain a valuation allowance on our deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to cash taxes due in foreign jurisdictions and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the three months ended June 30, 2024 was $(25.3) million compared to $(4.7) million for the three months ended June 30, 2023. Net loss increased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to the increased costs related to negotiating the TSA and related documentation and the other factors noted above.

For the six months ended June 30, 2024 compared with the six months ended June 30, 2023

The results for the periods shown below should be reviewed in conjunction with our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

The following table sets forth statements of operations data for each of the periods indicated:

	For the Six Months Ended June 30,
(in millions)	2024	2023
Revenues	$159.1	$180.7
Cost of revenues	82.4	88.6
Gross profit	76.7	92.1
Operating expenses	82.8	69.3
Income from operations	(6.1)	22.8
Interest expense	35.3	32.0
Change in fair value of Private Warrants	—	(0.5)
Loss before income taxes	(41.3)	(8.7)
Income tax provision	0.9	0.5
Net loss	(42.2)	(9.2)
Total other comprehensive (loss) income, net of tax	(2.9)	0.6
Comprehensive loss	(45.1)	(8.6)

Adjusted EBITDA

	For the Six Months Ended June 30,
(in millions)	2024	2023
Net Loss	$(42.2)	$(9.2)
Interest expense	35.3	32.0
Income tax provision	0.8	0.5
Depreciation and amortization expense	13.0	13.4
EBITDA (1)	$6.9	$36.7
Acquisition, financing and transaction costs	15.5	2.1
Stock compensation and other	1.5	1.7
Change in fair value of Private Warrants	—	(0.5)
Restructuring (gains) costs	(0.1)	0.7
Systems establishment costs	—	0.3
Adjusted EBITDA (1)	$23.8	$41.0

_______________________________

(1)
EBITDA and adjusted EBITDA are non-GAAP measures. See “—Non-U.S. GAAP Financial Measures.”

Revenues

Revenues decreased by $21.6 million, or 12.0%, to $159.1 million for the six months ended June 30, 2024 as compared to $180.7 million for the six months ended June 30, 2023. This is due to a decrease in Legal Technology revenue of $18.5 million resulting from a decrease of $28.3 million from our technology solutions other than Nebula due to a lower volume of jobs and lower volume of large jobs, and a decrease in data recovery revenue of $3.0 million as a result of a lower volume of jobs, partially offset by an increase of $9.8 million from Nebula which includes an incremental $8.4 million for Nebula processing services within Nebula for non-Nebula hosted engagements

Cost of Revenues

Cost of revenues decreased by $6.2 million, or 7.0%, to $82.4 million for the six months ended June 30, 2024 as compared to $88.6 million for the six months ended June 30, 2023. This decrease is primarily due to decreased personnel expenses of $6.3 million primarily related to decreased managed review wages related to lower volume of work, and a decrease of $0.3 million in operating expenses, partially offset by $0.5 million in increased amortization associated with acquired intangibles that have fully amortized. As a percentage of revenue, our cost of revenues for the six months ended June 30, 2024 increased to 51.8% as compared to 49.0% for the six months ended June 30, 2023, and was primarily due to the decreased revenues on a relatively fixed cost base with the exception of variable managed review costs.

Gross Profit

Gross profit decreased by $15.4 million, or 16.7%, to $76.8 million for the six months ended June 30, 2024 as compared to $92.1 million for the six months ended June 30, 2023. Gross profit decreased primarily due to the factors noted above. As a percentage of revenue, our gross profit for the six months ended June 30, 2024 decreased to 48.2% as compared to 51.0% for the six months ended June 30, 2023, and was due to the decrease in revenue that exceeded the rate of decrease in cost of revenue.

Operating Expenses

Operating expenses increased by $13.5 million, or 19.5%, to $82.8 million for the six months ended June 30, 2024 as compared to $69.3 million for the six months ended June 30, 2023. This increase is primarily the result of a $13.0 million increase in professional services related to our review of potential alternative sources of financing to address our pending debt maturities, including the negotiation of the TSA and related documentation and $1.7 million in software expenses, partially offset by a decrease of $1.8 million in other general expenses. As a percentage of revenue, our operating expenses for the six months ended June 30, 2024 increased to 52.0% as compared to 38.4% for the six months ended June 30, 2023.

Interest Expense

Interest expense increased by $3.3 million, or 10.3%, to $35.3 million for the six months ended June 30, 2024 as compared to $32.0 million for the six months ended June 30, 2023. This increase is primarily due to a rise in the variable interest rate on borrowings under the Amended 2021 Credit Agreement and accelerated amortization of debt issuance costs due to an earlier maturity date, resulting in a $1.8 million increase in expense. Additionally, the increase in the debt balance due to the quarterly accruals of PIK interest on the Convertible Debentures led to a $1.0 million increase in interest expense, and an increase in Revolver Credit Loans interest expense of $0.5 million due to drawdowns of $38.0 million.

Change in Fair Value of Private Warrants

For the six months ended June 30, 2024 the Company recorded a loss to the Private Warrants liability of less than $0.1 million and for the six months ended June 30, 2023 the Company recorded a gain of $0.5 million.

Income Tax Provision

During the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $0.9 million and $0.5 million, respectively, resulting in an effective tax rate of (2.2)% and (5.7)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the valuation allowance against our deferred tax assets, effects of foreign tax rate differences and U.S. state and local income taxes. The effective rate for the six months ended June 30, 2024 changed from the six months ended June 30, 2023 primarily due to a change in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates.

We maintain a valuation allowance on our deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to cash taxes due in foreign jurisdictions and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.

Net Loss

Net loss for the six months ended June 30, 2024 was ($42.2) million compared to $(9.2) million for the six months ended June 30, 2023. Net loss increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to the increased costs related to negotiating the TSA and related documentation and the other factors noted above.

Liquidity and Capital Resources

Our primary cash needs are and have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our operations, as well as funds available under our revolving credit facility discussed below. We may also seek to access the capital markets opportunistically from time-to-time depending on, among other things, financial market conditions. Although our eDiscovery solutions and information archiving services are billed on a monthly basis in arrears with amounts typically due within 30 to 45 days, the eDiscovery industry tends towards longer collectability trends. As a result, we have typically collected the majority of our eDiscovery accounts receivable within 90 to 120 days, which is consistent within the industry. With respect to our data recovery services, they are billed as the services are provided, with payments due within 30 days of billing. We typically collect our data recovery services accounts receivables within 30 to 45 days. Lastly, the majority of our data recovery software is billed monthly in advance with amounts typically due within 30 to 45 days; however, depending on the client contract, billing can occur annually, quarterly or monthly. Long outstanding receivables are not uncommon due to the nature of our Legal Technology services as litigation cases can continue for years, and in certain instances, our collections are delayed until the customer has received payment for their services in connection with a legal matter or the case has been settled. These long-outstanding invoices are a function of the industry in which we operate, rather than indicative of an inability to collect. We have experienced no material seasonality trends as it relates to collection of our accounts receivable. As of June 30, 2024, we had $33.8 million in cash compared to $15.4 million as of December 31, 2023. We expect to finance our operations over the next 12 months primarily through existing cash balances, cash flow from operating activities and availability under our revolving credit facility. As of June 30, 2024, we had a balance of $38.0 million under our revolving credit facility under the 2021 Credit Agreement. The satisfaction of debt servicing requirements is discussed below.

As most recently amended on July 2, 2024, our Debentures mature in July 2025 and our Initial Term Loans and Revolving Credit Loans mature on February 8, 2026, unless the Debentures are outstanding six months prior to the July 10, 2025 maturity date thereof, in which case the loans outstanding under the Amended 2021 Credit Agreement mature on January 10, 2025. Notwithstanding the foregoing, if the TSA is terminated in accordance with its terms, the Debenture maturity date shall automatically be changed to the date that is 195 calendar days after the day of such termination. Our ability to refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events, some of which may be beyond our control.

The Company has historically incurred losses and in certain years cash flows have been negative. As of June 30, 2024, the Company’s cash balance was $33.8 million and the Company’s debt balance was $594.4 million, including a balance of $266.2 million under the Convertible Debentures, a balance of $290.2 million in Initial Term Loans under the Amended 2021 Credit Agreement and a balance of $38.0 million in Revolving Credit Loans. As of June 30, 2024, the Company does not have sufficient cash on hand, nor does it expect to generate sufficient liquidity from forecasted future cash flows, to repay the Convertible Debentures by the maturity date thereof and as such, the Initial Term Loans debt of $290.2 million, the Convertible Debentures debt of $266.2 million and the Revolving Credit Loans debt of $38.0 million are included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2024. As of June 30, 2024, the Company does not have sufficient cash on hand, and does not expect to generate sufficient liquidity from forecasted future cash flows to repay its current obligations at their respective maturity dates.

On July 3, 2024, the Company entered into the TSA, which contemplates a series of transactions that, upon the satisfaction of applicable conditions to closing, will effectuate a financial restructuring of the Company’s capital structure and reduce the Company’s indebtedness. As contemplated by the TSA, the Company and the Debenture holders entered into an Exchange Agreement pursuant to which the Debenture holders agreed to exchange the Debentures for an aggregate number of new shares of the Company’s common stock representing 96% of the Company's Fully-Diluted Shares (as defined in the Exchange Agreement) following closing of the contemplated transactions. The consummation of the transactions contemplated by the TSA and the Exchange Agreement is subject to the satisfaction or waiver of conditions set forth in the TSA and Exchange Agreement including, among other things, stockholder approval of an amendment and restatement of the Company’s Second Amended and Restated Certificate of Incorporation, as amended.

In addition, the TSA and the Exchange Agreement provide for the following, effective as of the closing of the contemplated transactions:

•
The amendment of the Amended 2021 Credit Agreement on the terms set forth in the applicable term sheet attached to the TSA, including to extend the maturity of the term loans under the Credit Agreement to August 9, 2027.
•
The entry into a Second Lien Credit Agreement by and among KLDiscovery Holdings, Inc., LD Topco, Inc., the other guarantors party thereto and the Debenture holders, providing for a $50 million term loan to the Company on the terms set forth in the applicable term sheet attached to the TSA, with the proceeds of the Second Lien Credit Agreement utilized to fund transaction costs and repay a portion of the obligations outstanding under the Amended 2021 Credit Agreement.
•
The entry into a Mutual Release Agreement by and among the Company and the parties to the TSA.
•
The adoption of a management incentive plan on the terms set forth in the TSA pursuant to which the Company will reserve exclusively for issuance to management employees a pool of shares of common stock of the Company.
•
Certain changes to the Company’s corporate governance arrangements in addition to the amendment and restatement of the Company’s Second Amended and Restated Certificate of Incorporation, as amended in the form of the New Certificate: the amendment and restatement of the Company’s Amended and Restated Bylaws and the entry into a Stockholders Agreement by and among the Company and certain stockholders of the Company.
•
Termination of the Company’s existing Stockholders Agreement and Registration Rights Agreement.

The Company's current debt structure raises substantial doubt regarding the Company’s ability to continue as a going concern because the documentation and closing of the transactions contemplated by the TSA or other alternatives may not be achievable on favorable terms and conditions or at all. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern. Our ability to refinance and/or replace our outstanding debt on acceptable terms, or at all, will depend on, among other things, our financial performance and credit ratings, general economic factors, including inflation and then-current interest rates, the condition of the credit and capital markets and other events and our ability to close the transactions contemplated by the TSA, many of which are beyond our control. We cannot provide any assurance that we will be able to document and close the transactions contemplated by the TSA or otherwise renegotiate, refinance or repay some or all of our indebtedness and continue as a going concern. If we are unable to restructure or refinance our indebtedness, we may not be able to continue to operate our business pursuant to our current business plan, which could require us to modify our operations to reduce spending by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, selling the company or one or more business lines or assets, or we may be forced to seek protection under applicable bankruptcy or insolvency laws, discontinue our operations entirely and/or liquidate our assets.

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

The Amended 2021 Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $300 million, or the Initial Term Loans, (ii) delayed draw term loans in an aggregate principal amount of $50 million, or the Delayed Draw Term Loans, and (iii) revolving credit loans in an aggregate principal amount of $40 million, with a letter of credit sublimit of $10 million, or the Revolving Credit Loans. The Delayed Draw Term Loans were available to the Loan Parties at any time prior to February 8, 2023, subject to certain conditions. As of June 30, 2024, there were no outstanding Delayed Draw Term Loans and they are no longer available under the Amended 2021 Credit Agreement.

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

The Revolving Credit Loans bear interest, at our option, at the rate of (x) with respect to SOFR Rate Loans, the Adjusted SOFR Rate plus 4.00% per annum, or (y) with respect to Base Rate Loans, the Base Rate plus 3.00% per annum. On June 30, 2024, the balance due under the Revolving Credit Loans was $38.0 million comprised of two tranches with a blended all-in rate of 9.43465%. The Initial Term Loans amortize at a rate of 1.00% of the aggregate principal amount of Initial Term Loans outstanding, payable in consecutive quarterly installments of $0.8 million, beginning on June 30, 2021. On June 30, 2024, the balance due was $290.2 million with an interest rate of 5.33458% plus an Adjusted Term SOFR Rate of 6.60%.

The Initial Term Loans and Revolving Credit Loans are each scheduled to mature on February 8, 2026, unless the Debentures are outstanding six months prior to the maturity date thereof, in which case the Amended 2021 Credit Agreement matures on the date that is six months prior to the Debenture maturity date. The Initial Term Loans may be voluntarily repaid at any time, but may be subject to a prepayment premium. The Initial Term Loans are required to be repaid under certain circumstances, including with Excess Cash Flow (as defined in the Amended 2021 Credit Agreement), the proceeds of an Asset Sale or Casualty Event (each as defined in the Amended 2021 Credit Agreement) and the proceeds of certain refinancing indebtedness.

The obligations under the Amended 2021 Credit Agreement are secured by substantially all of the Loan Parties’ assets. The Amended 2021 Credit Agreement contains customary affirmative and negative covenants as well as a financial maintenance covenant that requires the Loan Parties to maintain a First Lien Net Leverage Ratio (as defined in the Amended 2021 Credit Agreement) of less than or equal to 7.00 to 1.00, tested at the end of each fiscal quarter. The Company was in compliance with all Amended 2021 Credit Agreement covenants as of June 30, 2024.

Revolving Credit Loans

The Amended 2021 Credit Agreement also provides for an unfunded revolver commitment for borrowing up to $40.0 million. As of June 30, 2024, there was $1.4 million available capacity for borrowing under the revolving loan commitment due to $38.0 million in draws thereunder and the $0.6 million of letters of credit outstanding (See Note 8 – Commitments and Contingencies).

Convertible Debentures

On December 19, 2019, the Company issued Convertible Debentures, which mature in 2024, in an aggregate principal amount of $200 million (the “Debentures” or the “Convertible Debentures”). At June 30, 2024 and December 31, 2023, the balance due under the Convertible Debentures was $266.2 million and $260.9 million, respectively.

The Debentures as most recently amended on July 2, 2024, will mature on July 10, 2025 unless earlier converted, redeemed or repurchased, provided that, if the TSA is terminated in accordance with its terms, the Debenture maturity date shall automatically be changed to the date that is 195 calendar days after the day of such termination. The Debentures bear interest at an annual rate of 4.00% in cash, payable quarterly, and 4.00% in kind, accrued quarterly, on the last business day of March, June, September and December. In addition, on each anniversary of December 19, 2019, the Company increases the principal amount of the Debentures by an amount equal to 3.00% of the original aggregate principal amount of the Debentures outstanding (subject to reduction for any principal amount repaid). The additional payments accrue from the last payment date for the additional payment (or the Closing Date if no prior payment has been made), and will also be payable at maturity, upon conversion and upon an optional redemption.

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

The Debentures contain covenants that limit the Company’s ability to, among other things: (i) incur additional debt; (ii) create liens on assets; (iii) engage in certain transactions with affiliates; or (iv) designate the Company’s subsidiaries as unrestricted subsidiaries. The Debentures provide for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Debentures and certain events of bankruptcy or insolvency. Non-payment of, and certain failures to comply with the covenants under, the Amended 2021 Credit Agreement also constitute events of default under the Debentures. If an event of default occurs and continues, the holders of at least 25% in aggregate principal amount of the outstanding Debentures may declare the entire principal amount of all the Debentures to be due and payable immediately. As of June 30, 2024, the Company was in compliance with all Debenture covenants.

Cash Flows

Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023 were as follows:

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash (used in) provided by:
Operating activities	$(10,959)	$(3,026)
Investing activities	$(6,651)	$(6,106)
Financing activities	$36,500	$(2,772)
Effect of foreign exchange rates	$(437)	$170
Net increase (decrease) in cash	$18,453	$(11,734)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $11.0 million compared to net cash used in operating activities of $3.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash used in operating activities was due to an increase in net loss of $33.0 million, partially offset by an increase of $2.6 million in non-cash items and an increase in cash proceeds from working capital of $22.5 million. The increase of $22.5 million in cash proceeds from working capital is primarily due to a $19.8 million increase in cash from lower accounts receivable, an increase of $4.2 million in cash due to lower prepaid expenses and other assets, and an increase of $2.3 million in deferred revenue, partially offset by a $3.8 million decrease in accounts payable and accrued expenses. Accounts receivable and accounts payable fluctuate from period-to-period depending on the timing of purchases and payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $6.7 million for the six months ended June 30, 2024 as compared to net cash used in investing activities of $6.1 million for the six months ended June 30, 2023. The increase in cash used is due to a $0.5 million increase in purchases of property and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $36.5 million for the six months ended June 30, 2024 as compared to net cash used in financing activities of $2.8 million for the six months ended June 30, 2023. The increase in cash provided by financing activities was due to drawdowns of $38.0 million under the Revolving Credit Loans in 2024 and by $1.3 million in payments for finance lease obligations in 2023 that did not recur in 2024.

Capital Resources and Material Cash Requirements

A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report. Other than as described above, there were no material changes to our capital resources and material cash requirements during the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to outstanding amounts under the Amended 2021 Credit Agreement for the $300 million Initial Term Loans and the Revolving Credit Loans of up to $40 million. Interest rate changes may impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the amounts outstanding at June 30, 2024 are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our annualized interest expense by approximately $0.4 million. We do not currently hedge our interest rate exposure.

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

During the three months ended June 30, 2024 and 2023, we generated the equivalent of $11.9 million and $16.5 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the three-month period would have correspondingly changed our revenues by approximately $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, we generated the equivalent of $24.8 million and $29.1 million, respectively, of U.S. dollar-denominated revenues in non-U.S. subsidiaries. Each 100-basis point increase or decrease in the average foreign currency rate to U.S. dollar exchange rate for the six-month period would have correspondingly changed our revenues by approximately $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material changes in the risk factors discussed in such Annual Report has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

Item 6. Exhibits.

a)
Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of KLDiscovery Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2019).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 18, 2024).
3.3	Amended and Restated Bylaws of KLDiscovery Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 26, 2019).
4.1

Second Amendment to the Securities Purchase Agreement, dated as of June 14, 2024, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and the Purchasers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 14, 2024).

4.2

Third Amendment to the Securities Purchase Agreement, dated as of July 2, 2024, by and among KLDiscovery Inc. (formerly known as Pivotal Acquisition Corp.) and the Purchasers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed July 2, 2024).

10.1

Transaction Support Agreement, dated July 3, 2024, by and among KLDiscovery Inc. and its direct and indirect affiliated entities, and the Consenting Stakeholders party thereto including the Debenture Holders, the Company’s term loan lenders and revolving credit facility lender under the Credit Agreement and certain holders of equity interests in the Company including: affiliates of Carlyle Equity Opportunity GP, L.P., Pivotal SPAC Funding LLC, Westview Capital Partners III, L.P., Conifer Partners, Radcliff Principal Holdings LLC and Christopher Weiler (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 8, 2024).

10.2

Exchange Agreement, dated July 3, 2024, by and among KLDiscovery Inc. and the Debenture holders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 8, 2024).

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

Date: August 8, 2024